Form 10-K
period 2021-11-30
TRANSUITE.ORG INC.
filed 2022-03-08
CIK 1758699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2021

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-255178

TRANSUITE.ORG INC.

(Exact name of registrant as specified in its charter)

NV	30-1129581	7370
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)	(Primary Standard Industrial Classification Code Number)

Michal Wisniewski

Al. Jerozolimskie 85 lok. 21

02-001 Warsaw, PL

+48- 732100862

(Address, including Zip Code, and Telephone Number, including Area Code, of Registrant's Principal Executive Office)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/a	N/a	N/a

Securities registered under Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [ ]       No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]       No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $0

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,046,760 common shares issued and outstanding as of March 7, 2022.

TABLE OF CONTENTS

		Page

PART I

Item 1.	Description of Business.	4
Item 1A.	Risk Factors.	6
Item 1B.	Unresolved Staff Comments.	6
Item 2	Properties.	6
Item 3.	Legal proceedings.	7
Item 4.	Mine Safety Disclosures.	7

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.	6
Item 6.	Selected Financial Data.	8
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	8
Item 8.	Financial Statements and Supplementary Data.	8
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	19
Item 9A.	Controls and Procedures	19
Item 9B.	Other Information.	21

PART III

Item 10	Directors, Executive Officers, Promoters and Control Persons of the Company.	21
Item 11.	Executive Compensation.	21
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	22
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	23

Item 14.	Principal Accounting Fees and Services.	23

PART IV

Item 15.	Exhibits	23

Signatures		24

PART I

Item 1. Description of Business

DESCRIPTION OF BUSINESS

Overview

We are developing our Translation Platform (the ‘Platform’) to regular users and/or small business for an annual license fee and/or a percentage of profits. Our Platform is going to be a cloud-based marketplace that can be accessed by a web browser on any kind of device that allows end-users to socially connect with translators that offer appropriate services in order to discuss suitable conditions of cooperation.

Our mission is to give freelance translators the power to build their portfolios and databases and community connections online through our Platform, which is geared to professionals that wish to maintain, improve and expand their connections and to learn, share, market and sell their translation services online.

Our Website

Our website is located at http://transuite.org.

Strategy

Our strategy is to meet the demand for quality online translation for everyone who shall need it and provide freelance translators with an opportunity to obtain clients.

Mission

Our mission is to give freelance translators the power to build their portfolios and databases and community connections online through our Platform, which is geared to professionals that wish to maintain, improve and expand their connections and to learn, share, market and sell their translation services online.

Our Users

Our possible users are expected to consist of:

●	Internet users;
●	Social Media users;

Our Translation Platform and Translation Services

We are developing our Translation Platform (the ‘Platform’) for regular users and/or small business for an annual license fee and/or a percentage of profits. Our Platform is going to be a cloud-based marketplace that can be accessed by a web browser on any kind of device that allows end-users to socially connect with translators that offer appropriate services in order to discuss suitable conditions of cooperation. The Platform is planned to be customized and diversified to support virtually any existing language combination. This will hugely depend on the popularity of our platform among freelance translators and users that are planned to be main customers.

Our Platform engagement agreements are for a minimum term of one (1) month. Upon the expiration of this period, a user will be offered to renew his or her subscription. Our fee structure includes a combination of periodical fees and/or a minimum of 20% of the net profits that are generated from monthly subscriptions services, E-Commerce fees and online advertising sales from the platform users.

We, as the service provider, may terminate an engagement agreement at any time for failure of the use to pay the subscription fee. Additionally, either we as the provider, or the user, may terminate the engagement agreement for the other party’s material breach of the agreement that is incurable or uncured by the breaching party for 30 days after being service with a notice of breach of the agreement or upon mutual agreement to terminate the agreement. Upon termination of the agreement all services, rights, and authorization granted to the user will be immediately terminated and all amounts payable are immediately due and payable.

We are developing our Platform specifically for translation industry that we believe will have a passionate consumer base, that communicate in non-public channels, and their commerce or private activity is highly based on referral and “copy-cat” consumption. As an example, we may enter into an agreement with real estate industry and niche sports verticals like hunting and fishing. In case we decide to use machine learning (A.I.) for our Platform, it will interpolate the user behavior data through their online social activity to better connect the right people and businesses together, at the right time when online in our social network. Contrary to other social networks and E-Commerce systems like Facebook and Amazon where everyone is grouped together and forced to listen to the white noise, our Platform is planned to increase online user connectivity and stronger relationships between businesses, individual entrepreneurs, freelancers, and their customers.

The Company’s management considers it best for the Platform to be accessed by subculture industries in over 120 countries and to be translated in multiple languages. We want our language translation files for the Platform to include 80% or more of the following languages: English, German, Hungarian, Portuguese, Turkish, Polish, Russian, Swedish, Slovenian, French, Dutch, Portuguese, Czech, Persian, Ukrainian, Vietnamese, Romanian, Spanish, Italian and Japanese. We also plan to attract freelance translators who would be able to work with any pair of the mentioned languages. The foregoing will position international use of our Platform immediately following our future launch through individual agreements.

Competition

We face competition in the social networking sector. Moving forward with development of our Platform, we plan to compete on a larger scale with Facebook, LinkedIn, eBay, and other social networks and E-Commerce sites for users’ engagement, all of which have substantially more financial resources, and a significantly larger user-base than we do.

Competitive Advantages

Our competitive advantage is that we are solely dedicated to translation industry that business and consumer users that do not feel comfortable sharing content and information on other social networks like Facebook, LinkedIn and Twitter, as it may either jeopardize their personal and professional reputations or be completely lost in the white-noise of billions of other posts.

Additionally, we are planning to develop specialized features for this translation industry that will incorporate E-Commerce directly into a user’s social networking account. This integration of E-Commerce directly into social networking is expected to set our Platform apart from our current competitors.

Competitive Disadvantages

Our competitive disadvantages are that we do not have the operational and financial resources that our competitors have, which results in our having fewer resources to market our online Translation Platform, advertise our digital services, acquire new users on our Platform, and sell our advertising and digital services to business customers, as compared to our competitors.

Employees

Apart from our President, Michal Wisniewski, there are no employees at TRANSUITE.ORG Inc. Mr. Wisniewski is entitled to manage all the processes related to the operations of the Company.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2.  Description of Property

Our executive and administrative office is located at Al. Jerozolimskie 85 lok. 21,02-001 Warsaw, Poland. The space is adequate for our needs.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

MARKET INFORMATION

There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained. A shareholder in all likelihood, therefore, will not be able to resell his/her securities should he or she desire to do so when eligible for public resales. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

Prior to this Offering, no public market has existed for our common stock. Upon completion of this Offering, we will attempt to have the shares quoted on the OTCQB tier of the OTC Markets operated by the OTC Markets Group, Inc. There is no assurance that the shares will ever be quoted on the OTCQB. To be quoted on the OTCQB, a market maker must apply to make a market in our common stock. As of the date of this prospectus, we have not made any arrangement with any market makers to quote our shares.

The securities traded on the OTC Markets are not listed or traded on the floor of an organized national or regional stock exchange. Instead, these securities transactions are conducted through a telephone and computer network connecting dealers in stocks. Over-the-counter stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Even if our common stock is ultimately quoted on the OTCQB, a purchaser of our common stock may not be able to resell their shares. Broker-dealers may be discouraged from effecting transactions in our common stock because they will be considered penny stocks and will be subject to the penny stock rules: Rules 15g-1 through 15g-9 promulgated under the Exchange Act which imposes sales practice and disclosure requirements on FINRA broker-dealers who make a market in a “penny stock.” A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transactions is otherwise exempt.

In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt.

A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and impede the sale of our common stock in the secondary market, assuming one develops.

HOLDERS

As of November 30, 2021, the Company had 3,088,800 shares of our common stock issued and outstanding held by a total of 4 shareholders of record.

DIVIDEND POLICY

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends.

SECURITIES AUTHORIZED UNDER EQUITY COMPENSATION PLANS

We have no equity compensation or stock option plans.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is information regarding the issuance and sales of securities without registration since inception.

On December 24, 2018, the Company offered and sold 3,000,000 shares of common stock to our sole officer and director, Michal Wisniewski, for a purchase price of $0.001 per share, for aggregate offering proceeds of $3,000. TRANSUITE.ORG INC. made the offer and sale in reliance on the exemption from registration afforded by Section 4(2) to the Securities Act of 1933, as amended (the “Securities Act”), on the basis that the securities were offered and sold in a non-public offering to a “sophisticated investor” who had access to registration-type information about the Company. No commission was paid in connection with the sale of any securities and no general solicitations were made to any person.

OTHER STOCKHOLDER MATTERS

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the years ended November 30, 2021 and 2020:

Revenue

For the years ended November 30, 2021, and 2020, we generated total revenue of $3,800 and $0 respectively.

Operating expenses

Total operating expenses for the years ended November 30, 2021 and 2020 were $18,290 and $1,231. The operating expenses for the years ended November 30, 2021 and 2020 included Audit Fees of $15,000 and $0; Bank Service Charges of $377 and $151; Professional Fees of $849 and $839; Legal of $2,000 and $0; Rent Expenses of $0 and $180.

Net Loss

Our net loss for the years ended November 30, 2021, and 2020, was $18,771 and $1,613, respectively.

Liquidity and Capital Resources and Cash Requirements

As of November 30, 2021, the Company had cash of $5,854 and $185 - as of November 30, 2020. Furthermore, the Company had a working capital deficit of $20,530 and $5,349 as of November 30, 2020.

During the year ended November 30, 2021, the Company used $14,542 of cash in operating activities due to its net loss $18,771 During the year ended November 30, 2020, the Company used $1,154 of cash in operating activities due to its net loss $1,613.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

TRANSUITE.ORG INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Transuite.org Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Transuite.org Inc. (the Company) as of November 30, 2021, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended November 30, 2021 and 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial states have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

As discussed in note 6, the Company recorded revenue for the first time during the year.

Auditing management’s evaluation of recognizing revenue can be a significant judgement given the company has no history with the customers or generating revenue.

To evaluate the appropriateness and accuracy of the classification by management, we evaluated management’s assessment in relationship to the relevant support.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2021. Houston, Texas

March 4, 2022

TRANSUITE.ORG INC.

Balance Sheets

November 30, 2021 and 2020

	As of November 30, 2021	As of November 30, 2020
ASSETS
Current Assets
Cash	$5,854	$185
Total Current Assets	5,854	185
TOTAL ASSETS	$5,854	$185

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$-	$77
Loan payable – related party	26,384	5,457
Total Current Liabilities	26,384	5,534
Total Liabilities	26,384	5,534
Stockholder’s Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 3,088,800 and 3,000,000 shares issued and outstanding at November 30, 2021 and November 30, 2020	3,089	3,000
Additional paid in capital	4,163	662
Accumulated deficit	(27,782)	(9,011)
Total Stockholders’ Equity (Deficit)	(20,530)	(5,349)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$5,854	$185

The accompanying notes are an integral part of the financial statements

TRANSUITE.ORG INC.

Statements of Operations

For the years ended November 30, 2021 and 2020

	Year ended November 30, 2021	Year ended November 30, 2020

REVENUES	$3,800	$-
Cost of sales	2,915
GROSS PROFIT	885	-

OPERATING EXPENSES
General and administrative expenses	(18,290)	(1,231)
TOTAL OPERATING EXPENSES	(18,290)	(1,231)

LOSS FROM OPERATIONS	(17,405)	(1,231)

OTHER EXPENSE
Interest expense	1,366	382
TOTAL OTHER EXPENSE	(1,366)	(382)
NET LOSS	$(18,771)	$(1,613)

NET INCOME PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,001,512	3,000,000

The accompanying notes are an integral part of the financial statements

TRANSUITE.ORG INC.

Statements of Changes in Stockholders’ Equity (Deficit)

For the years ended November 30, 2021 and 2020

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder`s Equity
	Shares	Amount

Balance at November 30, 2019	3,000,000	3,000	280	(7,398)	(4,118)
Imputed interest			382		382
Net loss	-	-	-	(1,613)	(1,613)
Balance at November 30, 2020	3,000,000	$3,000	$662	$(9,011)	$(5,349)

Imputed interest			1,366		1,366
Sales of common stock at $0.025 per share	88,800	89	2,135		2,224
Net loss	-	-	-	(18,771)	(18,771)
Balance at November 30, 2021	3,088,800	$3,089	$4,163	$(27,782)	$(20,530)

The accompanying notes are an integral part of the financial statements

TRANSUITE.ORG INC.

Statements of Cash Flows

For the years ended November 30, 2021 and 2020

	Year ended November 30, 2021	Year ended November 30, 2020
OPERATING ACTIVITIES
Net Income	$(18,771)	$(1,613)
Adjustments to reconcile net loss to net cash from operating activities:
Imputed interest	1,366	382
Accounts payable	(77)	77
NET CASH USED IN OPERATING ACTIVITIES	(17,482)	(1,154)

FINANCING ACTIVITIES
Proceeds from share issuance	2,224
Proceeds from borrowings – related party	20,927	1,221
NET CASH PROVIDED BY FINANCING ACTIVITIES	23,151	1,221

Net increase (decrease) in cash	5,669	67
Cash at beginning of period	185	118
Cash at end of period	$5,854	$185

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments For:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements

Transuite.Org Inc.

Notes to the Financial Statements

1. The Company and Basis of Presentation

Transuite.Org Inc. (the “Company”) was incorporated under the laws of the State of Nevada in June 15, 2018. Transuite.Org Inc. offers translation services to individual and large companies and approaches to build tailored linguistic processes around each subject matter and content type. The company handles everything from content creation, through translation and layout to content delivery. We also qualify in all the technical aspects of website and software localization. The company offers the following services:

1. Translation services

2. Localization services

3. Multimedia translation services

4. Desktop Publishing services

The Company has elected November 30th as its fiscal year end.

2.Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We have an accumulated deficit of $27,782 at November 30, 2021, had a net loss of $18,771, and used net cash of $17,482 in operating activities for year ended November 30, 2021. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. While we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in our future operations.

3. Summary of Significant Accounting Policies

Basis of Presentation

The Company uses the accrual basis of accounting and accounting principles. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Revenue

In accordance with ASC 606-10, revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract.

During the year ended November 30, 2021, we have generated the revenue in the amount $3,800.

The translation services were provided by a translator hired for the Company.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency

The Company’s functional and reporting currency is the U.S. dollar. Transactions may occur in foreign currencies and management has adopted ASC 830, “Foreign Currency Translation Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the statement.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line method over the estimated useful life of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.

Cash and Cash Equivalents

The Company considers all highly liquid investments with remaining maturities at the date of purchase of three months or less to be cash equivalents.

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 'Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes al potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

Income Taxes

The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. Management has not identified any new standards that it believes will have a significant impact on the Company’s financial statements.

4. Related party

As of November 30, 2021, a director of the Company advanced $26,384 to the Company. This loan is unsecured, interest-free with no fixed payment term, for working capital purpose. The note is non-interest bearing and has maturity date June 15, 2023. Imputed interest expense of $1,366 for the year ended November 30, 2021 was recorded as additional capital.

5. Income Taxes

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of November 30, 2021, the Company had net operating loss carry forwards of approximately $24,837. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at November 30, 2021 was approximately $5,834. The net change in valuation allowance during year ended November 30, 2021 was $3,942. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The provision for Federal income tax consists of the following:

	As of November 30, 2021	As of November 30, 2020
Non-current deferred tax assets:
Net operating loss carry forward	$(27,782)	$(9,011)
Total deferred tax assets	(5,834)	(1,892)
Valuation allowance	$5,834	$1,892
Net deferred tax assets	$-	$-

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of November 30, 2021. All tax years since inception remain open for examination by taxing authorities.

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the year ended November 30, 2021 as follows:

	Year ended November 30, 2021	Year ended November 30, 2020
Computed “expected” tax expense (benefit)	$(3,942)	$(339)
Change in valuation allowance	$3,942	$339
Actual tax expense (benefit)	$-	$-

6. Stockholders’ Equity

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of Common Stock, par value $0.001 per share.

During the year ended November 30, 2021, the Company issued 88,800 shares of common stock for cash proceeds of $2,224 at $0.025 per share.

There were 3,088,800 and 3,000,000 shares of common stock issued and outstanding as of November 30, 2021 and 2020, respectively.

7. Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to November 30, 2021, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those described below.

During December 2021 the Company issued 863,920 shares of common stock for cash proceeds of $21,598 at $0.025 per share.

During January 2022 the Company issued 94,040 shares of common stock for cash proceeds of $2,351 at $0.025 per share.

8. Commitments and contingencies

 Legal Matters

 The Company may be involved, from time to time, in litigation or other legal claims and proceedings involving matters associated with or incidental to our business, including, among other things, matters involving breach of contract claims, and other related claims and vendor matters; however, none of the aforementioned matters are currently pending. The Company believes that we are not exposed to matters that will individually or in the aggregate have a material adverse effect on our financial condition or results of operations.

Notwithstanding the above, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

During the years ended November 30, 2021 and 2020, three customers accounted for 100% and 0% of our revenues, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no changes in or disagreements with our independent registered public accountant.

Item 9A. Controls and Procedures

The Company is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2021, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2021, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of November 30, 2021, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3.	We did not implement appropriate information technology controls – As at November 30, 2021, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 31, 2021 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the year ended November 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following information sets forth the names of our officers and directors, their present positions, and some brief information about their background.

Name	Age	Position(s)	Director Since
Michal Wisniewski	45	Chief Executive Officer/Chief Financial Officer/Director	June 15, 2018

Background of Officers and Directors

Michal Wisniewski has served as our Chief Executive Officer/Chief Financial Officer/Director since the inception on June 15, 2018. In addition to his responsibilities as our Chief Executive Officer, Michal Wisniewski is engaged in development, data architecture and cloud security of our translation platform. Michal Wisniewski graduated from University of Warsaw in 1998 where he obtained a Master’s degree in Economic Sciences. Starting February 1999 and until March 2005, Mr. Wisniewski worked at translation bureau ‘nowe tlumaczenie’. This experience helped our President realize the people’s need in various types of translation. Being engaged at ‘nowe tlumaczenie’, he was responsible for promotion and searching for new clients. In June 2006 Michal Wisniewski was invited to work as a sales manager at ‘Polovita Enterprize’, a firm occupied in creating databases for different entities.

The President left the firm in August 2010 in order to join Orauc in September 2010. There he held a position of IT sales manager. Mr. Wisniewski’s main responsibilities were searching for third parties to offer the entity’s services and to engage with for long-term cooperation. In March 2016, he was promoted to the head of the department. The President left the position in April 2018 in order to dedicate all his time to TRANSUITE.ORG INC. and has served as our CEO/CFO/Director since. We consider his experience considerable for the purposes of our Company.

Family Relationships

There are no family relationships among our directors and/or our officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The following table sets forth information regarding each element of compensation that we pay or award to our named executive officers for the fiscal year ended November 30, 2020.

Name and Principal Position	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Michal Wisniewski, President, Treasurer and Secretary	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any officer or director.

DIRECTOR COMPENSATION

We have not compensated our Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of the day of this prospectus by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage	Percentage of beneficial ownership if all offered shares are sold
Common Stock	Michal Wisniewski Al. Jerozolimskie 85 lok. 21, 02-001 Warsaw, Poland	3,000,000 shares of common stock	100%	40.5%

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.

In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this prospectus. As of the date of this prospectus, there were 3,000,000 shares of our common stock issued and outstanding.

Item 13. Certain Relationships and Related Transactions

Michal Wisniewski will not be paid for any services that he performs on our behalf with respect to this offering.

 On December 24, 2018, we issued a total of 3,000,000 shares of restricted common stock to Michal Wisniewski,

our sole officer and director, in consideration of $3,000.

Mr. Wisniewski will not be repaid from the proceeds of this offering. There is no due date for the repayment of the $19,030advanced by Mr. Wisniewski will be repaid from revenues of operations if and when we generate revenues to pay the obligation. There is no assurance that we will ever generate revenues from our operations. The obligation to Mr. Wisniewski does not bear interest, this loan is due on demand according to the loan agreement entered into with Mr. Wisniewski.

Item 14. Principal Accountant Fees and Services

 The following table sets forth the fees billed to our company for the years ended November 30, 2021 and 2020 for professional services rendered

	2021	2020
Accounting Fees and Expenses	$15,000	$0
Legal Fees and Expenses	$2,000	$0

Total Estimated Expenses	$17,000	$0

PART IV

Item 15. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSUITE.ORG INC.

Date: March 8, 2022	By:	s/ Michal Wisniewski
Michal Wisniewski, Chief Executive Officer/Director
(Principle Executive Officer)
s/ Michal Wisniewski
Michal Wisniewski, Chief Financial Officer/Chief Accounting Officer/Director (Principle Financial Officer)