Form 10-K/A
period 2021-11-30
TRANSUITE.ORG INC.
filed 2022-04-12
CIK 1758699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Yes [ ]       No [X]

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

EXPLANATORY NOTE

TRANSUITE.ORG INC. is filing this Amendment No. 1 to the Annual Report on Form 10-K/A (“Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended November 30, 2021 as filed with the Securities and Exchange Commission (SEC) on March 8, 2022 (the “Original Filing”). The principal purpose of this Form 10-K/A to correct an error in the registrant “shell company” status shown on the cover page. The Company indicated by check mark the correct status of the company. The Company have never been a shell company.

Other than the items outlined above, this Amendment does not attempt to modify or update the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by the Company with the SEC. Accordingly, this Amendment should be read in conjunction with the Original Filing.

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

TRANSUITE.ORG INC.

Date: April 12, 2022	By:	s/ Michal Wisniewski
Michal Wisniewski, Chief Executive Officer/Director
(Principle Executive Officer)
s/ Michal Wisniewski
Michal Wisniewski, Chief Financial Officer/Chief Accounting Officer/Director (Principle Financial Officer)