Form 10-Q
period 2022-02-28
TRANSUITE.ORG INC.
filed 2022-04-19
CIK 1758699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

or

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

Michal Wisniewski

Al. Jerozolimskie 85 lok. 21

02-001 Warsaw, PL

+48-732100862

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

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  4,046,760 common shares issued and outstanding as of April 19, 2022.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	4
	Balance Sheets as of February 28, 2022 (Unaudited) and November 30, 2021	5
	Statements of Operations for the three months ended February 28, 2022 and 2021 (Unaudited)	6
	Statements of Changes in Stockholder’s Equity (Deficit) for the three months ended February 28, 2022 and 2021 (Unaudited)	7
	Statements of Cash Flows for the three months ended February 28, 2022 and 2021 (Unaudited)	8
	Notes to the Financial Statements	19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	16

Item 1A	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		16

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

The accompanying interim financial statements of Transuite.Org Inc. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with the Company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

Transuite.Org Inc.

Balance Sheets

	As of February 28, 2022 (Unaudited)	As of November 30, 2021
ASSETS
Current Assets
Cash	$210	$5,854
Total Current Assets	210	5,854
Other Assets
Prepaid expense	22,500	-
Total Other Assets	22,500	-

TOTAL ASSETS	$22,710	$5,854

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$5,313	$-
Loan payable – related party	27,071	26,384
Total Current Liabilities	32,384	26,384
Total Liabilities	32,384	26,384
Stockholder’s Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 4,046,760 and 3,088,800 shares issued and outstanding at February 28, 2022 and November 30, 2021	4,047	3,089
Additional paid in capital	27,699	4,163
Accumulated deficit	(41,390)	(27,782)
Total Stockholders’ Equity (Deficit)	(9,674)	(20,530)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$22,710	$5,854

The accompanying notes are an integral part of the financial statements

Transuite.Org Inc.

Statements of Operations

(Unaudited)

	Three months ended February 28, 2022	Three months ended February 28, 2021

REVENUES	$-	$-
Cost of sales	-
GROSS PROFIT	-	-

OPERATING EXPENSES
General and administrative expenses	(13,093)	(5,324)
TOTAL OPERATING EXPENSES	(13,093)	(5,324)

LOSS FROM OPERATIONS	(13,093)	(5,324)

OTHER EXPENSE
Interest expense	(515)	(152)
TOTAL OTHER EXPENSE	(515)	(152)
NET LOSS	$(13,608)	$(5,476)

NET INCOME PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARS OUTSTANDING: BASIC AND DILUTED	3,088,800	3,000,000

The accompanying notes are an integral part of the financial statements

Transuite.Org Inc.

Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder`s Equity
	Shares	Amount

Balance at November 30, 2020	3,000,000	$3,000	$662	$(9,011)	$(5,349)
Imputed interest	-	-	152	-	152
Net loss	-	-	-	(5,476)	(5,476)
Balance at February 28, 2021	3,000,000	$3,000	$814	$(14,487)	$(10,673)

Balance at November 30, 2021	3,088,800	$3,089	$4,163	$(27,782)	$(20,530)
Imputed interest	-	-	515	-	515
Sales of common stock at $0.025 per share	957,960	958	22,991	-	23,949
Net loss	-	-	-	(13,608)	(13,608)
Balance at February 28, 2022	4,046,760	$4,047	$27,669	$(41,390)	$(9,674)

The accompanying notes are an integral part of the financial statements

Transuite.Org Inc.

Statements of Cash Flows

(Unaudited)

	Three months ended February 28, 2022	Three months ended February 28, 2021
OPERATING ACTIVITIES
Net Income	$(13,608)	$(5,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	515	152
Prepaid expense	(22,500)	-
Accounts payable	5,313	-
NET CASH USED IN OPERATING ACTIVITIES	(30,280)	(5,324)

FINANCING ACTIVITIES
Proceeds from share issuance	23,949	-
Proceeds from borrowings – related party	687	5,601
NET CASH PROVIDED BY FINANCING ACTIVITIES	24,636	5,601

Net increase (decrease) in cash	(5,644)	277
Cash at beginning of period	5,854	185
Cash at end of period	$210	$462

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments For:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements

Transuite.Org Inc.

Notes to the Financial Statements

(Unaudited)

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

2. Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We have an accumulated deficit of $41,390 at February 28, 2022, had a net loss of $13,608, and used net cash of $30,279 in operating activities for three months ended February 28, 2022. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. While we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in our future operations.

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

During the three months ended February 28, 2022, we have not generated any revenue.

Transuite.Org Inc.

Notes to the Financial Statements

(Unaudited)

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

Transuite.Org Inc.

Notes to the Financial Statements

(Unaudited)

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. Management has not identified any new standards that it believes will have a significant impact on the Company’s financial statements.

4. Related party

As of February 28, 2022, a director of the Company advanced $27,071 to the Company. This loan is unsecured, interest-free with no fixed payment term, for working capital purpose. The note is non-interest bearing and has maturity date June 15, 2023. Imputed interest expense of $515 for the three months ended February 28, 2022 was recorded as additional capital.

5. Income Taxes

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of February 28, 2022, the Company had net operating loss carry forwards of approximately $41,390. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at February 28, 2022 was approximately S8,692. The net change in valuation allowance during three months ended February 28, 2022 was$2,858. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The provision for Federal income tax consists of the following:

	As of February 28, 2022	As of February 28, 2021
Non-current deferred tax assets:
Net operating loss carry forward	$(41,390)	$(14,487)
Total deferred tax assets	(8,692)	(3,042)
Valuation allowance	$8,692	$3,042
Net deferred tax assets	$-	$-

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of February 28, 2022. All tax years since inception remain open for examination by taxing authorities.

Transuite.Org Inc.

Notes to the Financial Statements

(Unaudited)

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the three months ended February 28, 2022 as follows:

	Three months ended February 28, 2022	Three months ended February 28, 2022
Computed “expected” tax expense (benefit)	$(2,858)	$(1,150)
Change in valuation allowance	$2,858	$1,150
Actual tax expense (benefit)	$-	$-

6. Prepaid Expenses

As of February 28, 2022, prepaid expenses were $22,500 (February 28, 2021- $0).

	Description	2022
1	Website development	$19,860
2	SEO	$1,000
3	Content copywriting	$1,640
TOTAL		$22,500

7.  Stockholders’ Equity

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of Common Stock, par value $0.001 per share.

As of November 30, 2021, the Company issued 3,088,800 shares of common stock for cash proceeds of $2,220 at $0.025 per share.

During December 2021 the Company issued 863,920 shares of common stock for cash proceeds of $21,598 at $0.025 per share.

During January 2022 the Company issued 94,040 shares of common stock for cash proceeds of $2,351 at $0.025 per share.

There were 4,046,760 and 3,000,000 shares of common stock issued and outstanding as of February 28, 2022 and 2021, respectively.

8. Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to February 28, 2022, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those described below.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Marketing

Our prospective marketing consists of:

●	Digital press advertising
●	Online videos
●	Social media
●	Blogging
●	Advertising networks

Employees

Apart from our President, Michal Wisniewski, there are no employees at TRANSUITE.ORG Inc. Mr. Wisniewski is entitled to manage all the processes related to the operations of the Company.

Results of Operations for the three months ended February 28, 2022 and 2021:

Revenue

For the three months ended February 28, 2022, and 2021, we had no revenues.

Liquidity and Capital Resources and Cash Requirements

As of February 28, 2022, the Company had cash of $210 and $462 as of February 28, 2021. Furthermore, the Company had a working capital deficit of $41,390 and $27,782 as of February 28, 2022 and February 28, 2021 relatively.

During the three months ended February 28, 2022, the Company used $30,279 of cash in operating activities due to its net loss $13,608 and prepaid expenses of $22,500 offset accounts payable of $5,313. During the three months ended February 28, 2021, the Company used $5,324 of cash in operating activities due to its net loss $5,476.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the three months ended February 28, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

There is no other information required to be disclosed under this item that has not previously been reported.

Item 6.	Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSUITE.ORG INC.

Date: April 19, 2022	By:	s/ Michal Wisniewski
Michal Wisniewski, Chief Executive Officer/Director
(Principle Executive Officer)

s/ Michal Wisniewski
Michal Wisniewski, Chief Financial Officer/Chief Accounting Officer/Director (Principle Financial Officer)