Form 10-Q/A
period 2022-02-28
TRANSUITE.ORG INC.
filed 2022-04-21
CIK 1758699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

PURPOSE OF AMENDMENT

TRANSUITE.ORG INC. is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Amendment No. 1”) to amend its Report on Form 10-Q for the period ended February 28, 2022 as filed with the Securities and Exchange Commission (SEC) on April 19,2022 (the “Original Filing”). The principal purpose of this Form 10-Q/A is an unintentional mistake in the Balance Sheets table - Additional paid in capital ($27,669).

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

Transuite.Org Inc.

Balance Sheets

	As of February 28, 2022 (Unaudited)	As of November 30, 2021
ASSETS
Current Assets
Cash	$210	$5,854
Total Current Assets	210	5,854
Other Assets
Prepaid expense	22,500	-
Total Other Assets	22,500	-

TOTAL ASSETS	$22,710	$5,854

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$5,313	$-
Loan payable – related party	27,071	26,384
Total Current Liabilities	32,384	26,384
Total Liabilities	32,384	26,384
Stockholder’s Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 4,046,760 and 3,088,800 shares issued and outstanding at February 28, 2022 and November 30, 2021	4,047	3,089
Additional paid in capital	27,669	4,163
Accumulated deficit	(41,390)	(27,782)
Total Stockholders’ Equity (Deficit)	(9,674)	(20,530)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$22,710	$5,854

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

TRANSUITE.ORG INC.

Date: April 21, 2022	By:	s/ Michal Wisniewski
Michal Wisniewski, Chief Executive Officer/Director
(Principle Executive Officer)

s/ Michal Wisniewski
Michal Wisniewski, Chief Financial Officer/Chief Accounting Officer/Director (Principle Financial Officer)