Form 10-Q
period 2022-05-31
TRANSUITE.ORG INC.
filed 2022-06-28
CIK 1758699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  4,046,760 common shares issued and outstanding as of June 28, 2022.

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

Transuite.Org Inc.

Balance Sheets

	As of May 31, 2022	As of November 30, 2021
	(Unaudited)
ASSETS
Current Assets
Cash	$98	$5,854
Total Current Assets	98	5,854
Other Assets
Prepaid expense	22,500	-
Total Other Assets	22,500	-

TOTAL ASSETS	$22,598	$5,854

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$397	$-
Loan payable – related party	33,984	26,384
Total Current Liabilities	34,381	26,384
Total Liabilities	34,381	26,384
Stockholder’s Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 4,046,760 and 3,088,800 shares issued and outstanding at May 31, 2022 and November 30, 2021	4,047	3,089
Additional paid in capital	28,328	4,163
Accumulated deficit	(44,158)	(27,782)
Total Stockholders’ Equity (Deficit)	(11,783)	(20,530)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$22,598	$5,854

The accompanying notes are an integral part of the financial statements

Transuite.Org Inc.

Statements of Operations

(Unaudited)

		Three months ended May 31, 2022		Three months ended May 31, 2021	Six months ended May 31, 2022	Six months ended May 31, 2021

REVENUES	$		$		$-	$-
Cost of sales		886			886
GROSS PROFIT		886			886	-

OPERATING EXPENSES
General and administrative expenses		(2,995)		(8,071)	(16,088)	(13,394)
TOTAL OPERATING EXPENSES		(2,995)		(8,071)	(16,088)	(13,394)

LOSS FROM OPERATIONS		(2,109)		(8,071)	(15,202)	(13,394)

OTHER EXPENSE
Interest expense		658		317	1,174	469
TOTAL OTHER EXPENSE		(658)		(317)	(1,174)	(469)
NET LOSS		$(2,767)		$(8,388)	$(16,376)	$(13,863)

NET INCOME PER SHARE		$(0.00)		$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED		4,046,760		3,000,000	3,938,899	3,000,000

The accompanying notes are an integral part of the financial statements

Transuite.Org Inc.

Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder`s Equity
	Shares	Amount

Balance at November 30, 2020	3,000,000	$3,000	$662	$(9,011)	$(5,349)
Imputed interest			469		469
Net loss	-	-	-	(13,863)	(13,863)
Balance at May 31, 2021	3,000,000	$3,000	$1,131	$(22,874)	$(18,743)

Balance at November 30, 2021	3,088,800	$3,089	$4,163	$(27,782)	$(20,530)
Imputed interest			1,174		1,174
Sales of common stock at $0.025 per share	957,960	958	22,991		23,949
Net loss	-	-	-	(16,376)	(16,376)
Balance at May 31, 2022	4,046,760	$4,047	$28,328	$(44,158)	$(11,783)

Balance at February 28, 2021	3,000,000	$3,000	$814	$(14,486)	$(10,672)
Imputed interest			317		317
Net loss	-	-	-	(8,388)	(8,388)
Balance at May 31, 2021	3,000,000	$3,000	$1,131	$(22,874	$(18,743)

Balance at February 28, 2022	4,046,760	$4,047	$27,669	$(41,390)	$(9,674)
Imputed interest			658		658
Net loss	-	-	-	(2,767)	(2,767)
Balance at May 31, 2022	4,046,760	$4,047	$28,328	$(44,158)	$(11,783)

The accompanying notes are an integral part of the financial statements

Transuite.Org Inc.

Statements of Cash Flows

(Unaudited)

	Six months ended May 31, 2022	Six months ended May 31, 2021
OPERATING ACTIVITIES
Net Income	$(16,376)	$(13,863)
Adjustments to reconcile net loss to net cash from operating activities:
Imputed interest	1,174	469
Prepaid expense	(22,500)
Accounts payable	397	-
NET CASH USED IN OPERATING ACTIVITIES	(37,305)	(13,394)

FINANCING ACTIVITIES
Proceeds from share issuance	23,948
Proceeds from borrowings – related party	7,600	13,573
NET CASH PROVIDED BY FINANCING ACTIVITIES	31,548	13,573

Net increase (decrease) in cash	(5,756)	179
Cash at beginning of period	5,854	185
Cash at end of period	$98	$364

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments For:
Interest paid	$-	$-
Income taxes paidn	$-	$-

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

2. Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We have an accumulated deficit of $44,158 at
May 31, 2022, had a net loss of $16,376, and used net cash of $37,305 in operating activities for six months ended May 31, 2022. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. While we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in our future operations.

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

During the six months ended May 31, 2022, we have generated the revenue in the amount $886.

The translation services were provided by a translator hired for the Company.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with remaining maturities at the date of purchase of six months or less to be cash equivalents.

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

4. Related party

As of May 31, 2022, a director of the Company advanced $33,984 to the Company. This loan is unsecured, interest-free with no fixed payment term, for working capital purpose. The note is non-interest bearing and has maturity date June 15, 2023. Imputed interest expense of $1,174 for the six months ended May 31, 2022 was recorded as additional capital.

5. Income Taxes

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of May 31, 2022, the Company had net operating loss carry forwards of approximately $44,158. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at May 31, 2022 was approximately $9,273. The net change in valuation allowance during year six months ended May 31, 2022 was $3,439. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The provision for Federal income tax consists of the following:

	As of May 31, 2022	As of May 31, 2021
	(Unaudited)	(Unaudited)
Non-current deferred tax assets:
Net operating loss carry forward	$(44,158)	$(22,874)
Total deferred tax assets	(9,273)	(4,804)
Valuation allowance	$9,273	$4,804
Net deferred tax assets	$-	$-

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of May 31, 2022. All tax years since inception remain open for examination by taxing authorities.

Transuite.Org Inc.

Notes to the Financial Statements

(Unaudited)

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the year ended May 31, 2022 as follows:

	Six months ended May 31, 2022	Six months ended May 31, 2021
Computed “expected” tax expense (benefit)	$(3,439)	$(2,911)
Change in valuation allowance	$3,439	$2,911
Actual tax expense (benefit)	$-	$-

6. Prepaid Expenses

As of May 31, 2022, prepaid expenses were $22,500 (May 31, 2021- $0).

	Description	2022
1	Website development	$19,860
2	SEO	$1,000
3	Content copywriting	$1,640
TOTAL		$22,500

7.  Stockholders’ Equity

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of Common Stock, par value $0.001 per share.

On December 24, 2018, we issued a total of 3,000,000 shares of restricted common stock to Michal Wisniewski, our sole officer and director, in consideration of $3,000.

During November 30, 2021, the Company issued 88,800 shares of common stock for cash proceeds of $2,220 at $0.025 per share.

During December 2021 the Company issued 863,920 shares of common stock for cash proceeds of $21,598 at $0.025 per share.

During January 2022 the Company issued 94,040 shares of common stock for cash proceeds of $2,351 at $0.025 per share.

There were 4,046,760 and 3,000,000 shares of common stock issued and outstanding as of February 28, 2022 and 2021, respectively.

8. Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to May 31, 2022, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those described below.

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

Marketing

Our prospective marketing consists of:

-	Digital press advertising
-	Online videos
-	Social media
-	Blogging
-	Advertising networks

Employees

Apart from our President, Michal Wisniewski, there are no employees at TRANSUITE.ORG Inc. Mr. Wisniewski is entitled to manage all the processes related to the operations of the Company.

Results of Operations for the three and six months ended May 31, 2022 and 2021:

Revenue

For the three months ended May 31, 2022, and 2021, we generated total revenue of $886 and $0 respectively.

For the six months ended May 31, 2022, and 2021, we generated total revenue of $886 and $0 respectively.

Liquidity and Capital Resources and Cash Requirements

As of May 31, 2022, the Company had cash of $98 and $364 as of May 31, 2021. Furthermore, the Company had a working capital deficit of $11,783 and $18,743 as of May 31, 2022 and May 31, 2021 relatively.

During the six months ended May 31, 2022, the Company used $37,305 of cash in operating activities due to its net loss $16,376 and prepaid expenses of $22,500 offset accounts payable of $397. During the six months ended May 31, 2021, the Company used $13,394 of cash in operating activities due to its net loss $13,863.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the six months ended May 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TRANSUITE.ORG INC.

Date: June 28, 2022	By:	s/ Michal Wisniewski
Michal Wisniewski, Chief Executive Officer/Director
(Principle Executive Officer)
s/ Michal Wisniewski

Michal Wisniewski, Chief Financial Officer/Chief Accounting Officer/Director (Principle Financial Officer)