Form 10-Q
period 2022-08-31
TRANSUITE.ORG INC.
filed 2022-10-13
CIK 1758699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

or

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

02-001 Warsaw, Poland,

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

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  4,046,760 common shares issued and outstanding as of October 13, 2022.

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

Transuite.Org Inc.

Balance Sheets

	As of August 31, 2022	As of November 30, 2021
	(Unaudited)
ASSETS
Current Assets
Cash	$1,421	$5,854
Total Current Assets	1,421	5,854
Other Assets
Intangible Assets	10,000
Prepaid expense	22,500	-
Total Other Assets	32,500	-

TOTAL ASSETS	$33,921	$5,854

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$10,099	$-
Loan payable – related party	44,282	26,384
Total Current Liabilities	54,381	26,384
Total Liabilities	54,381	26,384
Stockholder’s Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 4,046,760 and 3,088,800 shares issued and outstanding at August 31, 2022 and November 30, 2021	4,047	3,089
Additional paid in capital	29,136	4,163
Accumulated deficit	(53,643)	(27,782)
Total Stockholders’ Equity (Deficit)	(20,460)	(20,530)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$33,921	$5,854

The accompanying notes are an integral part of the financial statements

Transuite.Org Inc.

Statements of Operations

(Unaudited)

	Three months ended August 31, 2022	Three months ended August 31, 2021	Nine months ended August 31, 2022	Nine months ended August 31, 2021

REVENUES	$7,023	$-	$7,909	$-
Cost of sales	2,000	-	2,000	-
GROSS PROFIT	5,023	-	5,909	-

OPERATING EXPENSES
General and administrative expenses	13,700	2,159	29,787	15,553
TOTAL OPERATING EXPENSES	13,700	2,159	29,787	15,553

LOSS FROM OPERATIONS	8,677	2,159	23,878	15,553

OTHER EXPENSE
Interest expense	808	416	1,983	885
TOTAL OTHER EXPENSE	808	416	1,983	885
NET LOSS	$(9,485)	$(2,575)	$(25,861)	$(16,438)

NET INCOME PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,046,760	3,000,000	3,999,386	3,000,000

The accompanying notes are an integral part of the financial statements

Transuite.Org Inc.

Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder`s Equity
	Shares	Amount

Balance at November 30, 2020	3,000,000	$3,000	$662	$(9,011)	$(5,349)
Imputed interest			885		885
Net loss	-	-	-	(16,438)	(16,438)
Balance at August 31, 2021	3,000,000	$3,000	$1,547	$(25,449)	$(20,902)

Balance at November 30, 2021	3,088,800	$3,089	$4,163	$(27,782)	$(20,530)
Imputed interest			1,983		1,983
Sales of common stock at $0.025 per share	957,960	958	22,990		23,948
Net loss	-	-	-	(25,861)	(25,861)
Balance at August 31, 2022	4,046,760	$4,047	$29,136	$(53,643)	$(20,460)

Balance at May 31, 2021	3,000,000	$3,000	$1,131	$(22,875)	$(18,744)
Imputed interest			416		416
Net loss	-	-	-	(2,575)	(2,575)
Balance at August 31, 2021	3,000,000	$3,000	$1,547	$(25,450)	$(20,903)

Balance at May 31, 2022	4,046,760	$4,047	$28,328	$(44,158)	$(11,783)
Imputed interest			808		808
Net loss	-	-	-	(9,485)	(9,485)
Balance at August 31, 2022	4,046,760	$4,047	$29,136	$(53,643)	$(20,460)

The accompanying notes are an integral part of the financial statements

Transuite.Org Inc.

Statements of Cash Flows

	Nine months ended August 31, 2022	Nine months ended August 31, 2021
OPERATING ACTIVITIES
Net Loss	$(25,861)	$(16,438)
Adjustments to reconcile net loss to net cash from operating activities:
Imputed interest	1,983	885
Prepaid expense	(22,500)	-
Accounts payable	10,099	(77)
NET CASH USED IN OPERATING ACTIVITIES	(36,279)	(15,630)

INVESTING ACTIVITIES
Intangible Assets	(10,000)	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	(10,000)	-

FINANCING ACTIVITIES
Proceeds from share issuance	23,948	-
Proceeds from borrowings – related party	17,898	16,312
NET CASH PROVIDED BY FINANCING ACTIVITIES	41,846	16,312

Net increase (decrease) in cash	(4,433)	682
Cash at beginning of period	5,854	185
Cash at end of period	$1,421	$867

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments For:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

2.Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We have an accumulated deficit of $53,643 at August 31, 2022, had a net loss of $25,861 and used net cash of $36,279 in operating activities for nine months ended August 31, 2022. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. While we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in our future operations.

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

During the nine months ended August 31, 2022, we generated total revenue of $7,909.

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

Intangible Assets

An intangible asset is an identifiable non-monetary asset without physical substance. Such an asset is identifiable when it is separable, or when it arises from contractual or other legal rights.

Intangible assets are measured initially at cost. After initial recognition, an entity usually measures an intangible asset at cost less accumulated amortization. Amortization of intangible assets commences on the 1st day of the month following the month of the commissioning of the fixed assets. Intangible assets are amortized on a straight-line basis over five years.

The Company's database is individually tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through undiscounted future cash flows from that asset during the estimated holding period.

For the nine months ended August 31 2022, the Company purchased an intangible asset of database for $10,000 on August 23, 2022,. The database is used to quickly translate text directly on the site.

Depreciation and amortization expense on Intangible Assets was $0 and $0 during the nine months ended August 31, 2022 and 2021, respectively.

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

4. Related party

As of August 31, 2022, a director of the Company advanced $44,282 to the Company. This loan is unsecured, interest-free with no fixed payment term, for working capital purpose. The note is non-interest bearing and has maturity date June 15, 2023. Imputed interest expense of $1,983 for the nine months ended August 31, 2022 was recorded as additional capital.

5. Income Taxes

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of August 31, 2022, the Company had net operating loss carry forwards of approximately $53,643. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at August 31, 2022 was approximately $11,265. The net change in valuation allowance during year nine months ended August 31, 2022 was $5,431. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The provision for Federal income tax consists of the following:

	As of August 31, 2022	As of August 31, 2021
	(Unaudited)	(Unaudited)
Non-current deferred tax assets:
Net operating loss carry forward	$(53,643)	$(22,874)
Total deferred tax assets	(11,265)	(4,804)
Valuation allowance	$11,265	$4,804
Net deferred tax assets	$-	$-

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of August 31, 2022. All tax years since inception remain open for examination by taxing authorities.

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the year ended August 31, 2022 as follows:

	Nine months ended August 31, 2022	Nine months ended August 31, 2021
Computed “expected” tax expense (benefit)	$(5,431)	$(3,452)
Change in valuation allowance	$5,431	$3,452
Actual tax expense (benefit)	$-	$-

6. Prepaid Expenses

As of August 31, 2022, prepaid expenses were $22,500 (August 31, 2021- $0).

	Description	2022
1	Website development	$19,860
2	SEO	$1,000
3	Content copywriting	$1,640
TOTAL		$22,500

7. Intangible Assets

The Сompany acquired a database from ZAITSEV IBC PTE. LTD on August 23, 2022.

As of August 31, 2022, the total amount of database was $10,000. Depreciation expense of database was $0 as of August 31, 2022.

8. Stockholders’ Equity

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

9. Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to August 31, 2022, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations for the three and six months ended May 31, 2022 and 2021:

Revenue

For the three months ended August 31, 2022, and 2021, we generated total revenue of $7,023 and $0 respectively.

For the nine months ended August 31, 2022, and 2021, we generated total revenue of $7,909 and $0 respectively.

Liquidity and Capital Resources and Cash Requirements

As of August 31, 2022, the Company had cash of $1,421 and $867 as of August 31, 2021. Furthermore, the Company had a working capital deficit of $20,460 and $20,902 as of August 31, 2022 and August 31, 2021 relatively.

During the nine months ended August 31, 2022, the Company used $36,279 of cash in operating activities due to its net loss $25,861 and prepaid expenses of $22,500 offset accounts payable of $10,099. During the nine months ended August 31, 2021, the Company used $15,630 of cash in operating activities due to its net loss $16,438 and accounts payable of $77.

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

An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

TRANSUITE.ORG INC.

Date: October 13, 2022	By:	s/ Michal Wisniewski
Michal Wisniewski, Chief Executive Officer/Director
(Principle Executive Officer)
s/ Michal Wisniewski

Michal Wisniewski, Chief Financial Officer/Chief Accounting Officer/Director (Principle Financial Officer)