Form 10-K
period 2022-11-30
TRANSUITE.ORG INC.
filed 2023-02-27
CIK 1758699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2022

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-255178

TRANSUITE.ORG INC.

(Exact name of registrant as specified in its charter)

Nevada	30-1129581	7370
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)	(Primary Standard Industrial Classification Code Number)

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

Yes [ ]       No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year: $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,046,760 common shares issued and outstanding as of February 27, 2023.

PART I

Item 1. Description of Business

DESCRIPTION OF BUSINESS

Overview

Transuite.Org Inc. is an online translation service that offers high-quality professional translation services for any pair of foreign languages. Our service is available worldwide, allowing us to cater to the needs of both individuals and large companies across various industries.

Our website, http://transuite.org, offers a user-friendly interface for placing translation orders, making it easy to find available translation services based on your request and receive them when needed. Our website also offers online translation checking services in English, Spanish, French, German, Greek, Japanese, Italian, Chinese, Polish, and Turkish.

At Transuite.Org Inc., we strive to make translation services more accessible, efficient, and capable of meeting the demand for quality online translation services.

Our Website

Our website can be accessed at http://transuite.org.

Strategy

Our strategy is to meet the demand for high-quality online translations for anyone in need and provide freelance translators with the opportunity to acquire new clients.

Mission

Our mission is to empower freelance translators to build their portfolios, expand their networks, and connect with potential clients through our platform. Our platform is designed to assist professionals in maintaining, improving, and expanding their connections, learning, sharing, marketing, and selling their translation services online.

Our Users

Our possible users are expected to consist of:

●	Internet users;
●	Social Media users;

Our Translation Platform and Translation Services

We are currently in the process of developing our Translation Platform (the "Platform") for regular users and small businesses. The Platform will be available for an annual license fee and/or a percentage of profits. It will be a cloud-based marketplace that can be accessed through a web browser on any device, allowing end-users to connect socially with translators who offer suitable services and discuss appropriate conditions of cooperation.

Our plan is to customize and diversify the Platform to support virtually any existing language combination. The extent of this customization and diversification will depend largely on the popularity of our platform among freelance translators and users, who are our main customers.

Our Platform engagement agreements have a minimum term of one (1) month, after which users will be offered the option to renew their subscription. Our fee structure includes periodical fees and/or a minimum of 20% of the net profits generated from monthly subscription services, e-commerce fees, and online advertising sales from platform users.

We reserve the right to terminate an engagement agreement at any time if the user fails to pay the subscription fee. Either party may terminate the agreement for the other party's material breach, which is incurable or uncured by the breaching party for 30 days after receiving notice of the breach. Alternatively, the agreement may be terminated by mutual agreement. Upon termination, all services, rights, and authorizations granted to the user will immediately cease, and all outstanding amounts will be due and payable.

We are developing our platform specifically for the translation industry, which we believe will have a passionate consumer base that communicates through non-public channels. Their commerce or private activity is highly based on referral and "copy-cat" consumption. For example, we may enter into agreements with industries such as real estate and niche sports verticals like hunting and fishing. If we decide to use machine learning (A.I.) for our platform, it will interpolate the user behavior data through their online social activity to better connect the right people and businesses together, at the right time when online in our social network. Unlike other social networks and e-commerce systems like Facebook and Amazon, where everyone is grouped together and forced to listen to white noise, our platform is planned to increase online user connectivity and stronger relationships between businesses, individual entrepreneurs, freelancers, and their customers.

The company's management considers it best for the platform to be accessed by subculture industries in over 120 countries and to be translated into multiple languages. We want our language translation files for the platform to include 80% or more of the following languages: English, German, Hungarian, Portuguese, Turkish, Polish, Russian, Swedish, Slovenian, French, Dutch, Portuguese, Czech, Persian, Ukrainian, Vietnamese, Romanian, Spanish, Italian, and Japanese. We also plan to attract freelance translators who would be able to work with any pair of the mentioned languages. The foregoing will position international use of our platform immediately following our future launch through individual agreements.

Competition

We face competition in the social networking sector. Moving forward with the development of our Platform, we plan to compete on a larger scale with Facebook, LinkedIn, eBay, and other social networks and E-Commerce sites for users' engagement, all of which have substantially more financial resources and a significantly larger user base than we do.

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

Competitive Disadvantages

Our competitive disadvantage is that we do not have the same operational and financial resources as our competitors, which results in having fewer resources to market our online Translation Platform, advertise our digital services, acquire new users on our Platform, and sell our advertising and digital services to business customers, as compared to our competitors.

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

Prior to this Offering, no public market has existed for our common stock. In 2023, we plan to have the shares quoted on the OTCQB tier of the OTC Markets operated by the OTC Markets Group, Inc. There is no assurance that the shares will ever be quoted on the OTCQB. To be quoted on the OTCQB, a market maker must apply to make a market in our common stock. As of the date of this prospectus, we have not made any arrangement with any market makers to quote our shares.

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

HOLDERS

As of November 30, 2022, the Company had 4,046,760 shares of our common stock issued and outstanding held by a total of 35 shareholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

The following information pertains to the issuance and sale of securities without registration since inception:

On December 24, 2018, TRANSUITE.ORG INC. sold 3,000,000 shares of common stock to its sole officer and director, Michal Wisniewski, at a price of $0.001 per share, for total proceeds of $3,000. The sale was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, as the securities were sold in a non-public offering to a "sophisticated investor" who had access to registration-type information about the Company. No commission was paid, and no general solicitations were made.

During the year ended November 30, 2021, the Company issued 88,800 shares of common stock for cash proceeds of $2,224 at $0.025 per share.

During the year ended November 20, 2022, the Company issued 957,960 shares of common stock for cash proceeds of $23,948 at $0.025 per share.

As of November 30, 2022 and 2021, there were 4,046,760 and 3,088,800 shares of common stock issued and outstanding, respectively.

OTHER STOCKHOLDER MATTERS

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the years ended November 30, 2022 and 2021:

Revenue

For the years ended November 30, 2022, and 2021, we generated total revenue of $10,909 and $3,800 respectively.

Operating expenses

Total operating expenses for the years ended November 30, 2022 and 2021 were $36,501 and $18,290. The operating expenses for the years ended November 30, 2022 and 2021 included Audit Fees of $16,500 and $15,000; Bank Service Charges of $813 and $401; Professional Fees of $13,981 and $199; Legal of $0 and $2,000; Business licenses and permits of $650 and $650; Depreciation Expense of $1,042 and $0; Advertising and promotion expense of $3,150 and $0.

Net Loss

Our net loss for the years ended November 30, 2022, and 2021, was $30,588 and $18,771, respectively.

Liquidity and Capital Resources and Cash Requirements

As of November 30, 2022, and 2021, the Company had cash of $37 and $5,854. Furthermore, the Company had a working capital deficit of $65,632 as of November 30, 2022 and $20,530 as of November 30, 2021.

During the year ended November 30, 2022, the Company used $17,960 of cash in operating activities due to its net loss $30,588. During the year ended November 30, 2021, the Company used $17,482 of cash in operating activities due to its net loss $18,771.

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

Item 8. Financial Statements and Supplementary Data

TRANSUITE.ORG INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Transuite.org, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Transuite.org, Inc. as of November 30, 2022, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Transuite.org, Inc. as of November 30, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Transuite.org Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Transuite.org, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Mac Accounting Group, LLP

We have served as Transuite.org Inc.'s auditor since 2022.

Midvale, Utah

February 27, 2023

PCAOB ID: 6258

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Transuite.org Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Transuite.org Inc. (the Company) as of November 30, 2021, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended November 30, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2021, and the results of its operations and its cash flows for the year ended November 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition

As discussed in note 3, the Company recorded revenue for the first time during the year.

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

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2021. Houston, Texas

March 4, 2022

TRANSUITE.ORG INC.

Balance Sheets

November 30, 2022 and 2021

	As of November 30, 2022	As of November 30, 2021
ASSETS
Current Assets
Cash	$37	$5,854
Total Current Assets	37	5,854
Other Assets
Intangible Assets, net	41,458	-
Total Other Assets	41,458	-
TOTAL ASSETS	$41,495	$5,854

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$8,590	$-
Loan payable – related party	57,079	26,384
Total Current Liabilities	65,669	26,384
Total Liabilities	65,669	26,384

Stockholder’s Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 4,046,760 and 3,088,800 shares issued and outstanding at November 30, 2022 and November 30, 2021	4,047	3,089
Additional paid in capital	30,149	4,163
Accumulated deficit	(58,370)	(27,782)
Total Stockholders’ Equity (Deficit)	(24,174)	(20,530)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$41,495	$5,854

The accompanying notes are an integral part of the financial statements

TRANSUITE.ORG INC.

Statements of Operations

For the years ended November 30, 2022 and 2021

	Year ended November 30, 2022	Year ended November 30, 2021

REVENUES	$10,909	$3,800
Cost of sales	2,000	2,915
GROSS PROFIT	8,909	885

OPERATING EXPENSES
General and administrative expenses	36,501	18,290
TOTAL OPERATING EXPENSES	36,501	18,290

LOSS FROM OPERATIONS	(27,592)	(17,405)

OTHER EXPENSE
Interest expense	2,996	1,366
TOTAL OTHER EXPENSE	(2,996)	(1,366)
NET LOSS BEFORE TAXES	(30,588)	(18,771)
Provision for taxes	-	-
NET LOSS	$(30,588)	$(18,771)

NET INCOME PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARS OUTSTANDING: BASIC AND DILUTED	4,003,768	3,001,512

The accompanying notes are an integral part of the financial statements

TRANSUITE.ORG INC.

Statements of Changes in Stockholders’ Equity (Deficit)

For the years ended November 30, 2022 and 2021

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder`s Equity (Deficit)
	Shares	Amount

Balance at November 30, 2020	3,000,000	$3,000	$662	$(9,011)	$(5,349)

Imputed interest			1,366		1,366
Sales of common stock at $0.025 per share	88,800	89	2,135		2,224
Net loss	-	-	-	(18,771)	(18,771)
Balance at November 30, 2021	3,088,800	$3,089	$4,163	$(27,782)	$(20,530)
Sales of common stock at $0.025 per share	957,960	958	22,990		23,948
Imputed interest			2,996		2,996
Net loss				(30,588)	(30,588)
Balance at November 30, 2022	4,046,760	$4,047	$30,149	$(58,370)	$(24,174)

The accompanying notes are an integral part of the financial statements

TRANSUITE.ORG INC.

Statements of Cash Flows

For the years ended November 30, 2022 and 2021

	Year ended Novem ber 30, 2022	Year ended November 30, 2021
OPERATING ACTIVITIES
Net Income	$(30,588)	$(18,771)
Adjustments to reconcile net loss to net cash from operating activities:
Accumulated Amortization	1,042	-
Imputed interest	2,996	1,366
Changes in operating assets and liabilities:
Accounts payable	8,590	(77)
NET CASH USED IN OPERATING ACTIVITIES	(17,960)	(17,482)

INVESTING ACTIVITIES
Purchase of intangible assets	(42,500)	-
NET CASH USED IN INVESTING ACTIVITIES	(42,500)	-

FINANCING ACTIVITIES
Proceeds from share issuance	23,948	2,224
Proceeds from borrowings – related party	30,695	20,927
NET CASH PROVIDED BY FINANCING ACTIVITIES	54,643	23,151

Net increase (decrease) in cash	(5,817)	5,669
Cash at beginning of period	5,854	185
Cash at end of period	$37	$5,854

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

2.Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We have an accumulated deficit of $58,370 and a working capital deficit of $65,632 at November 30, 2022, had a net loss of $30,588, and used net cash of $17,960 in operating activities for year ended November 30, 2022. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. While we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in our future operations.

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

Revenue

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract with the customer. Step 2: Identify the performance obligations in the contract. Step 3: Determine the transaction price. Step 4. Allocate the transaction price. Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company’s revenues are recognized at a point-in-time as translated material is transferred at a distinct point in time per the terms of a contract. The Company shall not be liable for any failure to perform its obligations if such failure is due to circumstances beyond its reasonable control. Any liability of the Company shall be limited to the total of all amounts paid by the customer for services under the contract.

The Company plans to collect payment from customers prior to transferring the translated material and may require deposits from customers at the time an order is placed. When deposits are collected prior to transferring ownership of the software the Company recognizes deferred revenue until the transfer is made. During the year ended November 30, 2022, we have generated the revenue in the amount $10,909. The translation services were provided by a translator hired for the Company.

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

Foreign Currency

The Company’s functional and reporting currency is the U.S. dollar. Transactions may occur in foreign currencies and management has adopted ASC 830, “Foreign Currency Translation Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the Statement of Operations.

Intangible Asset

The Company accounts for its intangible assets in accordance with ASC Subtopic 350-40, Internal-Use Software-Computer Software Developed or Obtained for Internal Use, and ASC Subtopic 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. ASC Subtopic 350-40 requires assets to be recorded at the cost to develop the asset and requires an intangible asset to be amortized over its useful life and for the useful life to be evaluated every reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of useful life is changed the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life.

During the year ended November 30, 2022 the Company capitalized website development and databases costs of $42,500, which is being amortized over a 5 year life, and recognized $1,042 worth of amortization expense. The Company expects to recognize amortization expense of $8,500 annually for the next four fiscal years and $7,464 of amortization expense in the fiscal year ending November 30, 2027.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Cash and Cash Equivalents

       The Company considers all highly liquid investments with remaining maturities at the date of purchase of three months or less to be cash equivalents.

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 'Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

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

Advertising and Marketing

The Company expenses the costs of advertising and marketing as incurred. Advertising and marketing for the years ended November 30, 2022 and 2021 totaled $3,150 and $0, respectively.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. Management has not identified any new standards that it believes will have a significant impact on the Company’s financial statements.

4. Related party

As of November 30, 2022, a director of the Company advanced $57,079 to the Company. This loan is unsecured, interest-free with no fixed payment term, for working capital purpose. The note is non-interest bearing and has maturity date June 15, 2025. Imputed interest expense of $2,996 and $1,366 for the years ended November 30, 2022 and 2021, respectively, was recorded as additional paid in capital.

5. Income Taxes

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of November 30, 2022, the Company had net operating loss carry forwards of approximately $58,370. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at November 30, 2022 was approximately $12,258. The net change in valuation allowance during year ended November 30, 2022 was $6,424. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The provision for Federal income tax consists of the following:

	As of November 30, 2022	As of November 30, 2021
Non-current deferred tax assets:
Net operating loss carry forward	$(58,370)	$(27,782)
Total deferred tax assets	(12,258)	(5,834)
Valuation allowance	$12,258	$5,834
Net deferred tax assets	$-	$-

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of November 30, 2022. All tax years since inception remain open for examination by taxing authorities.

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the year ended November 30, 2022 as follows:

	Year ended November 30, 2022	Year ended November 30, 2021
Computed “expected” tax expense (benefit)	$(6,424)	$(3,942)
Change in valuation allowance	$6,424	$3,942
Actual tax expense (benefit)	$-	$-

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

During the year ended November 20, 2022, the Company issued 957,960 shares of common stock for cash proceeds of $23,948 at $0.025 per share.

There were 4,046,760 and 3,088,800 shares of common stock issued and outstanding as of November 30, 2022 and 2021, respectively.

7. Commitments and contingencies

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

During the years ended November 30, 2022 and 2021, seven customers accounted for 100% and three customers accounted for 100% of our revenues, respectively.

8. Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to November 30, 2022, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2022, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2022, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.       We lack an adequate internal control structure – Due to the size of the Company we do not have the appropriate control activities, risk assessment procedures, controls over information and communication, or effective monitoring controls.

2.	We do not have appropriate segregation of duties or adequate accounting resources – The Company has only one employee therefore no reviews are in place to ensure adequate financial reporting. Additionally, we lack accounting personnel with sufficient accounting knowledge, experience, and understanding of US GAAP or SEC rules. Further, while not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

3.	We did not implement appropriate information technology controls – As at November 30, 2022, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors. Further, there are no IT controls in place to prevent changes to, or misstatement in, financial reporting.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2022 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the year ended November 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11. Executive Compensation

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The following table sets forth information regarding each element of compensation that we pay or award to our named executive officers for the fiscal year ended November 30, 2022.

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

Mr. Wisniewski will not be repaid from the proceeds of this offering. There is no due date for the repayment of the $57,079 advanced by Mr. Wisniewski will be repaid from revenues of operations if and when we generate revenues to pay the obligation. There is no assurance that we will ever generate revenues from our operations. The obligation to Mr. Wisniewski does not bear interest, this loan is due on demand according to the loan agreement entered into with Mr. Wisniewski.

Item 14. Principal Accountant Fees and Services

 The following table sets forth the fees billed to our company for the years ended November 30, 2022 and 2021 for professional services rendered

	2022	2021
Accounting Fees and Expenses	$16,500	$15,000
Legal Fees and Expenses	$-	$2,000

Total Estimated Expenses	$16,500	$17,000

PART IV

Item 15. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSUITE.ORG INC.

Date February 27, 2023	By:	s/ Michal Wisniewski
Michal Wisniewski, Chief Executive Officer/Director
(Principle Executive Officer)
s/ Michal Wisniewski
Michal Wisniewski, Chief Financial Officer/Chief Accounting Officer/Director (Principle Financial Officer)