Form 10-Q
period 2023-02-28
TRANSUITE.ORG INC.
filed 2023-04-12
CIK 1758699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

or

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

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  4,046,760 common shares issued and outstanding as of April 12, 2023.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Condensed Financial Statements (Unaudited)	4
	Condensed Balance Sheets as of February 28, 2023 (Unaudited) and November 30, 2022	5
	Condensed Statements of Operations for the three months ended February 28, 2023 and 2022 (Unaudited)	6

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

The accompanying interim condensed financial statements of Transuite.Org Inc. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with the Company’s latest annual financial statements.

In the opinion of management, the condensed financial statements contain all material adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

Transuite.Org Inc.

Condensed Balance Sheets

as of February 28, 2023 (Unaudited) and November 30, 2022

	As of February 28, 2023	As of November 30, 2022
	(Unaudited)
ASSETS
Current Assets
Cash	$683	$37
Accounts receivable	3,882	-
Total Current Assets	4,565	37
Other Assets
Intangible assets, net	39,333	41,458
Total Other Assets	39,333	41,458
TOTAL ASSETS	$43,898	$41,495

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$5,788	$8,590
Loan payable – related party	67,622	57,079
Total Current Liabilities	73,410	65,669
Total Liabilities	73,410	65,669

Stockholder’s Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized, 4,046,760 and 4,046,760 shares issued and outstanding at February 28, 2023 and November 30, 2022	4,047	4,047
Additional paid in capital	31,388	30,149
Accumulated deficit	(64,947)	(58,370)
Total Stockholders’ Equity (Deficit)	(29,512)	(24,174)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$43,898	$41,495

The accompanying notes are an integral part of the condensed financial statements.

Transuite.Org Inc.

Condensed Statements of Operations

for the three months ended February 28, 2023 and 2022

(Unaudited)

	Three months ended February 28, 2023	Three months ended February 28, 2022

REVENUES	$8,549	$-
Cost of sales	-	-
GROSS PROFIT	8,549	-

OPERATING EXPENSES
General and administrative expenses	13,887	13,093
TOTAL OPERATING EXPENSES	13,887	13,093

LOSS FROM OPERATIONS	(5,338)	(13,093)

OTHER EXPENSE
Interest expense	1,239	515
TOTAL OTHER EXPENSE	1,239	515
NET LOSS	$(6,577)	$(13,608)

NET INCOME PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,046,760	3,088,800

The accompanying notes are an integral part of the condensed financial statements.

Transuite.Org Inc.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

for the three months ended February 28, 2023 and 2022

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder`s Equity (Deficit)
	Shares	Amount

Balance at November 30, 2021	3,088,800	$3,089	$4,163	$(27,782)	$(20,530)

Imputed interest	-	-	515	-	515
Sales of common stock at $0.025 per share	957,960	958	22,991	-	23,949
Net loss	-	-	-	(13,608)	(13,608)
Balance at February 28, 2022	4,046,760	$4,047	$27,669	$(41,390)	$(9,674)

Balance at November 30, 2022	4,046,760	$4,047	$30,149	$(58,370)	$(24,174)
Imputed interest	-	-	1,239	-	1,239
Net loss	-	-	-	(6,577)	(6,577)
Balance at February 28, 2023	4,046,760	$4,047	$31,388	$(64,947)	$(29,512)

The accompanying notes are an integral part of the condensed financial statements.

Transuite.Org Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended February 28, 2023	Three months ended February 28, 2022
OPERATING ACTIVITIES
Net income	$(6,577)	$(13,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	2,125	-
Imputed interest	1,239	515
Changes in operating assets and liabilities:
Accounts receivable	(3,882)	-
Prepaid expense	-	(22,500)
Accounts payable	(2,802)	5,313
NET CASH USED IN OPERATING ACTIVITIES	(9,897)	(30,280)

NET CASH USED IN INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from share issuance	-	23,949
Proceeds from borrowings – related party	10,543	687
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,543	24,636

Net increase (decrease) in cash	646	(5,644)
Cash at beginning of period	37	5,854
Cash at end of period	$683	$210

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of the condensed financial statements.

Transuite.Org Inc.

Notes to the Condensed Financial Statements

(Unaudited)

1. The Company and Basis of Presentation

Transuite.Org Inc. (the “Company”) was incorporated under the laws of the State of Nevada in June 15, 2018. Transuite.Org Inc. offers translation services to individual and large companies and approaches to build tailored linguistic processes around each subject matter and content type. The company handles everything from content creation through translation and layout to content delivery. We also qualify in all the technical aspects of website and software localization. The company offers the following services:

1. Translation services

2. Localization services

3. Multimedia translation services

4. Desktop Publishing services

The Company has elected November 30th as its fiscal year end.

2. Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We have an accumulated deficit of $64,947 at February 28, 2023, had a net loss of $6,577, and used net cash of $9,897 in operating activities for three months ended February 28, 2023. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. While we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements, and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in our future operations.

3. Summary of Significant Accounting Policies

Basis of Presentation

The Company uses the accrual basis of accounting and accounting principles. The condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Condensed Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

The Company plans to collect payment from customers prior to transferring the translated material and may require deposits from customers at the time an order is placed. When deposits are collected prior to transferring ownership of the software the Company recognizes deferred revenue until the transfer is made. During the three months ended February 28, 2023,  we have generated revenue in the amount of $8,549. The translation services were provided by a translator hired for the Company.

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

Receivables

Receivables are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. We had an allowance for doubtful accounts of $0 as of February 28, 2023.

Foreign Currency

The Company’s functional and reporting currency is the U.S. dollar. Transactions may occur in foreign currencies, and management has adopted ASC 830, “Foreign Currency Translation Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the statement.

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

Transuite.Org Inc.

Notes to the Condensed Financial Statements

(Unaudited)

We capitalized website development and databases costs of $42,500, which is being amortized over a 5-year life or $8,500 per year. During the three months ended February 28, 2023 and February 28, 2022, we recognized $2,125 and $0 worth of amortization expense, respectively.

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

Advertising and Marketing

The Company expenses the costs of advertising and marketing as incurred. Advertising and marketing for the three months ended February 28, 2023 and 2022 totaled $0 and $3,150, respectively.

Transuite.Org Inc.

Notes to the Condensed Financial Statements

(Unaudited)

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. Management has not identified any new standards that it believes will have a significant impact on the Company’s financial statements.

4. Related party

As of February 28, 2023, a director of the Company advanced $67,622 to the Company. This loan is unsecured, interest-free, with no fixed payment term, for working capital purposes. The note is non-interest bearing and has maturity date of June 15, 2025. Imputed interest expense of $1,239 and $515 for the three months ended February 28, 2023 and 2022, respectively, was recorded as additional capital.

5. Stockholders’ Equity

Upon formation, the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of Common Stock, par value of $0.001 per share.

During the three months ended February 28, 2022, the Company issued 957,960 shares of common stock for cash proceeds of $23,949 at $0.025 per share.

There were 4,046,760 and 4,046,760 shares of common stock issued and outstanding as of February 28, 2023 and November 30, 2022, respectively.

8. Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to February 28, 2023, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those described below.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

We are developing our Translation Platform (the ‘Platform’) for regular users and/or small businesses for an annual license fee and/or a percentage of profits. Our Platform is going to be a cloud-based marketplace that can be accessed by a web browser on any kind of device that allows end-users to socially connect with translators that offer appropriate services in order to discuss suitable conditions of cooperation.

Competition

We face competition in the social networking sector. Moving forward with development of our Platform, we plan to compete on a larger scale with Facebook, LinkedIn, eBay, and other social networks and E-Commerce sites for users’ engagement, all of which have substantially more financial resources, and a significantly larger user-base than we do.

Competitive Advantages

Our competitive advantage is that we are solely dedicated to the translation industry that business and consumer users that do not feel comfortable sharing content and information on other social networks like Facebook, LinkedIn and Twitter, as it may either jeopardize their personal and professional reputations or be completely lost in the white-noise of billions of other posts.

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

Our prospective marketing consists of the following:

●	Digital press advertising
●	Online videos
●	Social media
●	Blogging
●	Advertising networks

Employees

Apart from our President, Michal Wisniewski, there are no employees at TRANSUITE.ORG Inc. Mr. Wisniewski is entitled to manage all the processes related to the operations of the Company.

Results of Operations for the three months ended February 28, 2023, and February 28, 2022:

Revenue

For the three months ended February 28, 2023, and February 28, 2022, we generated total revenue of $8,549 and $0, respectively.

Operating expenses

Total operating expenses for the three months ended February 28, 2023, and February 28, 2022 were $13,887 and $13,093. The operating expenses for the three months ended February 28, 2023, and February 28, 2022 included Audit Fees of $10,907 and $9,000; Bank Service Charges of $114 and $526; Professional Fees of $741 and $199; Depreciation expense of $2,125 and $0; Foreign Exchange Loss of $0 and $218; Advertising and promotion expense of $0 and $3,150.

Net Loss

Our net loss the three months ended February 28, 2023, and February 28, 2022 was $6,577 and $13,608, respectively.

Liquidity and Capital Resources and Cash Requirements

As of February 28, 2023 and November 30, 2022, the Company had cash of $683 and $37. Furthermore, the Company had a working capital deficit of $68,845 as of February 28, 2023, and $65,632 as of November 30, 2022.

During the three months ended February 28, 2023, the Company used $9,897 of cash in operating activities due to its net loss of $6,577, increase in accounts receivable of $3,882 and decrease in accounts payable of $2,802. During the three months ended February 28, 2022, the Company used $30,280 of cash in operating activities due to its net loss of $13,608 and increase in prepaid expenses of $22,500 offset by a increase in accounts payable of $5,313.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support, and credit risk support, or other benefits.

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

An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2023, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2023, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2023, based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended February 28, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TRANSUITE.ORG INC.

Date: April 12, 2023	By:	s/ Michal Wisniewski
Michal Wisniewski, Chief Executive Officer/Director
(Principle Executive Officer)
s/ Michal Wisniewski
Michal Wisniewski, Chief Financial Officer/Chief Accounting Officer/Director (Principle Financial Officer)