Form 10-Q
period 2023-05-31
TRANSUITE.ORG INC.
filed 2023-07-05
CIK 1758699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

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

02-001 Warsaw, Poland

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

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  4,046,760 common shares issued and outstanding as of July 5, 2023.

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

Transuite.Org Inc.

Condensed Balance Sheets

as of May 31, 2023 (Unaudited) and November 30, 2022

	As of May 31, 2023	As of November 30, 2022
	(Unaudited)
ASSETS
Current Assets
Cash	$911	$37
Total Current Assets	911	37
Other Assets
Intangible assets, net	37,208	41,458
Total Other Assets	37,208	41,458
TOTAL ASSETS	$38,119	$41,495

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$99	$8,590
Loan payable – related party	74,743	57,079
Total Current Liabilities	74,842	65,669
Total Liabilities	74,842	65,669
Stockholder’s Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized, 4,046,760 and 4,046,760 shares issued and outstanding at May 31, 2023 and November 30, 2022	4,047	4,047
Additional paid in capital	33,031	30,149
Accumulated deficit	(73,801)	(58,370)
Total Stockholders’ Equity (Deficit)	(36,723)	(24,174)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$38,119	$41,495

The accompanying notes are an integral part of the condensed financial statements.

Transuite.Org Inc.

Condensed Statements of Operations

for the three and six months ended May 31, 2023 and 2022

(Unaudited)

	Three months ended May 31, 2023	Three months ended May 31, 2022	Six months ended May 31, 2023	Six months ended May 31, 2022

REVENUES	$10,056	$886	$18,605	$886
Cost of sales	2,100		2,100
GROSS PROFIT	7,956	886	16,505	886

OPERATING EXPENSES
General and administrative expenses	15,167	2,995	29,054	16,088
TOTAL OPERATING EXPENSES	15,167	2,995	29,054	16,088

LOSS FROM OPERATIONS	(7,211)	(2,109)	(12,549)	(15,202)

OTHER EXPENSE
Interest expense	1,643	658	2,882	1,173
TOTAL OTHER EXPENSE	1,643	658	2,882	1,173
NET LOSS	$(8,854)	$(2,767)	$(15,431)	$(16,375)

NET INCOME PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,046,760	4,046,760	4,046,760	3,938,899

The accompanying notes are an integral part of the condensed financial statements.

Transuite.Org Inc.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

for the three and six months ended May 31, 2023 and 2022

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder`s Equity
	Shares	Amount

Balance at November 30, 2021	3,088,800	$3,089	$4,163	$(27,782)	$(20,530)
Imputed interest	-	-	1,173	-	1,173
Sales of common stock at $0.025 per share	957,960	958	22,991	-	23,949
Net loss	-	-	-	(16,375)	(16,375)
Balance at May 31, 2022	4,046,760	$4,047	$28,327	$(44,157)	$(11,783)

Balance at November 30, 2022	4,046,760	$4,047	$30,149	$(58,370)	$(24,174)
Imputed interest	-	-	2,882	-	2,882
Net loss	-	-	-	(15,431)	(15,431)
Balance at May 31, 2023	4,046,760	$4,047	$33,031	$(73,801)	$(36,723)

Balance at February 28, 2022	4,046,760	$4,047	$27,669	$(41,390)	$(9,674)
Imputed interest	-	-	658	-	658
Net loss	-	-	-	(2,767)	(2,767)
Balance at May 31, 2022	4,046,760	$4,047	$28,327	$(44,157)	$(11,783)

Balance at February 28, 2023	4,046,760	$4,047	$31,388	$(64,947)	$(29,512)
Imputed interest	-	-	1,643	-	1,643
Net loss	-	-	-	(8,854)	(8,854)
Balance at May 31, 2023	4,046,760	$4,047	$33,031	$(73,801)	$(36,723)

The accompanying notes are an integral part of the condensed financial statements.

Transuite.Org Inc.

Condensed Statements of Cash Flows

for the six months ended May 31, 2023 and 2022

(Unaudited)

	Six months ended May 31, 2023	Six months ended May 31, 2022
OPERATING ACTIVITIES
Net income	$(15,431)	$(16,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	4,250	-
Imputed interest	2,882	1,173
Prepaid expense	-	(22,500)
Changes in operating assets and liabilities:
Accounts payable	(8,491)	397
NET CASH USED IN OPERATING ACTIVITIES	(16,790)	(37,305)

NET CASH USED IN INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from share issuance	-	23,948
Proceeds from borrowings – related party	17,664	7,600
NET CASH PROVIDED BY FINANCING ACTIVITIES	17,664	31,548

Net increase (decrease) in cash	874	(5,756)
Cash at beginning of period	37	5,854
Cash at end of period	$911	$98

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

2. Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We have an accumulated deficit of $73,801 at May 31, 2023, had a net loss of $15,431, and used net cash of $16,790 in operating activities for six months ended May 31, 2023. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. While we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements, and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in our future operations.

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

The Company plans to collect payment from customers prior to transferring the translated material and may require deposits from customers at the time an order is placed. When deposits are collected prior to transferring ownership of the software the Company recognizes deferred revenue until the transfer is made. During the six months ended May 31, 2023,  we have generated revenue in the amount of $18,605 .. The translation services were provided by a translator hired for the Company.

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

Receivables

Receivables are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. We had an allowance for doubtful accounts of $0 as of May 31, 2023.

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

Transuite.Org Inc.

Notes to the Condensed Financial Statements

(Unaudited)

We capitalized website development and databases costs of $42,500, which is being amortized over a 5-year life or $8,500 per year. During the six months ended May 31, 2023, and May 31, 2022, we recognized $4,250 and $0 worth of amortization expense, respectively.

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

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 'Earnings per Share, which requires the presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

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

Advertising and Marketing

The Company expenses the costs of advertising and marketing as incurred. Advertising and marketing for the six months ended May 31, 2023, and 2022 totaled $0 and $3,150, respectively.

Transuite.Org Inc.

Notes to the Condensed Financial Statements

(Unaudited)

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. Management has not identified any new standards that it believes will have a significant impact on the Company’s financial statements.

4. Related party

As of May 31, 2023, a director of the Company advanced $74,743 to the Company. This loan is unsecured, interest-free, with no fixed payment term, for working capital purposes. The note is non-interest bearing and has maturity date of June 15, 2025. Imputed interest expense of $2,882 and $1,173 for the six months ended May 31, 2023, and 2022, respectively, was recorded as additional paid in capital.

5. Stockholders’ Equity

Upon formation, the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of Common Stock, par value of $0.001 per share.

During the three months ended February 28, 2022, the Company issued 957,960 shares of common stock for cash proceeds of $23,949 at $0.025 per share.

There were 4,046,760 and 4,046,760 shares of common stock issued and outstanding as of May 31, 2023, and November 30, 2022, respectively.

6. Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to May 31, 2023, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those described below.

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

Results of Operations for the three and six months ended May 31, 2023, and May 31, 2022:

Revenue

For the six months ended May 31, 2023, and May 31, 2022, we generated total revenue of $18,605 and $886, respectively.

For the three months ended May 31, 2023, and May 31, 2022, we generated total revenue of $10,056 and $886, respectively.

Operating expenses

Total operating expenses for the six months ended May 31, 2023, and May 31, 2022 were $29,054 and $16,088. The operating expenses for the six months ended May 31, 2023, and May 31, 2022 included Audit Fees of $13,482 and $11,500; Bank Service Charges of $249 and $554; Professional Fees of $11,073 and $596; Depreciation expense of $4,250 and $0; Foreign Exchange Loss of $0 and $288; Advertising and promotion expense of $0 and $3,150.

Total operating expenses for the three months ended May 31, 2023, and May 31, 2022 were $15,167 and $2,995. The operating expenses for the three months ended May 31, 2023, and May 31, 2022 included Audit Fees of $2,575 and $2,500; Bank Service Charges of $135 and $28; Professional Fees of $10,332 and $397; Depreciation expense of $2,125 and $0; Foreign Exchange Loss of $0 and $70.

Net Loss

Our net loss the six months ended May 31, 2023, and May 31 2022 was $15,431 and $16,375, respectively.

Our net loss the three months ended May 31, 2023, and May 31 2022 was $8,854 and $2,767, respectively.

Liquidity and Capital Resources and Cash Requirements

As of May 31, 2023 and November 30, 2022, the Company had cash of $911 and $37. Furthermore, the Company had a working capital deficit of $73,931 as of May 31, 2023, and $65,632 as of November 30, 2022.

During the six months ended May 31, 2023, the Company used $16,790 of cash in operating activities due to its net loss of $15,431 and decrease in accounts payable of $8,491. During the six months ended May 31, 2022, the Company used $37,305 of cash in operating activities due to its net loss $16,375 and increase in prepaid expenses of $22,500 offset by an increase in accounts payable of $397.

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

An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2023, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2023, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2023, based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended May 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TRANSUITE.ORG INC.

Date: July 5, 2023	By:	s/ Michal Wisniewski
Michal Wisniewski, Chief Executive Officer/Director
(Principle Executive Officer)
s/ Michal Wisniewski

Michal Wisniewski, Chief Financial Officer/Chief Accounting Officer/Director (Principle Financial Officer)