Form 10-Q
period 2023-08-31
TRANSUITE.ORG INC.
filed 2023-10-16
CIK 1758699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2023

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission number 333-255178

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

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  4,046,760 common shares issued and outstanding as of October 13, 2023.

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

Transuite.Org Inc.

Condensed Balance Sheets

as of August 31, 2023 (Unaudited) and November 30, 2022

	As of August 31, 2023	As of November 30, 2022
	(Unaudited)
ASSETS
Current Assets
Cash	$10,815	$37
Total Current Assets	10,815	37
Other Assets
Intangible assets, net	35,083	41,458
Total Other Assets	35,083	41,458
TOTAL ASSETS	$45,898	$41,495

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$325	$8,590
Loan payable – related party	78,067	57,079
Total Current Liabilities	78,392	65,669
Total Liabilities	78,392	65,669

Stockholder’s Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized, 4,046,760 and 4,046,760 shares issued and outstanding at August 31, 2023 and November 30, 2022	4,047	4,047
Additional paid in capital	34,568	30,149
Accumulated deficit	(71,109)	(58,370)
Total Stockholders’ Equity (Deficit)	(32,494)	(24,174)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$45,898	$41,495

The accompanying notes are an integral part of the condensed financial statements.

Transuite.Org Inc.

Condensed Statements of Operations

for the three and nine months ended August 31, 2023 and 2022

(Unaudited)

	Three months ended August 31, 2023	Three months ended August 31, 2022	Nine months ended August 31, 2023	Nine months ended August 31, 2022

REVENUES	$9,904	$7,023	$28,509	$7,909
Cost of sales	-	2,000	2,100	2,000
GROSS PROFIT	9,904	5,023	26,409	5,909

OPERATING EXPENSES
General and administrative expenses	5,675	13,700	34,729	29,787
TOTAL OPERATING EXPENSES	5,675	13,700	34,729	29,787

LOSS FROM OPERATIONS	4,229	8,677	(8,320)	23,878

OTHER EXPENSE
Interest expense	1,537	808	4,419	1,983
TOTAL OTHER EXPENSE	1,537	808	4,419	1,983
NET INCOME (LOSS)	$2,692	$(9,485)	$(12,739)	$(25,861)

NET INCOME (LOSS) PER SHARE	$0.00	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,046,760	4,046,760	4,046,760	3,999,386

The accompanying notes are an integral part of the condensed financial statements.

Transuite.Org Inc.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

for the three and nine months ended August 31, 2023 and 2022

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder`s Equity
	Shares	Amount

Balance at November 30, 2021	3,088,800	$3,089	$4,163	$(27,782)	$(20,530)
Imputed interest	-	-	1,983	-	1,983
Sales of common stock at $0.025 per share	957,960	958	22,990	-	23,948
Net Income (loss)	-	-	-	(25,861)	(25,861)
Balance at August 31, 2022	4,046,760	$4,047	$29,136	$(53,643)	$(20,460)

Balance at November 30, 2022	4,046,760	$4,047	$30,149	$(58,370)	$(24,174)
Imputed interest	-	-	4,419	-	4,419
Net Income (loss)	-	-	-	(12,739)	(12,739)
Balance at August 31, 2023	4,046,760	$4,047	$34,568	$(71,109)	$(32,494)

Balance at May 31, 2022	4,046,760	$4,047	$28,328	$(44,158)	$(11,783)
Imputed interest	-	-	808	-	808
Net Income (loss)	-	-	-	(9,485)	(9,485)
Balance at August 31, 2022	4,046,760	$4,047	$29,136	$(53,643)	$(20,460)

Balance at May 31, 2023	4,046,760	$4,047	$33,031	$(73,801)	$(36,723)
Imputed interest	-	-	1,537	-	1,537
Net Income (loss)	-	-	-	2,692	2,692
Balance at August 31, 2023	4,046,760	$4,047	$34,568	$(71,109)	$(32,494)

The accompanying notes are an integral part of the condensed financial statements.

Transuite.Org Inc.

Condensed Statements of Cash Flows

for the nine months ended August 31, 2023 and 2022

(Unaudited)

	Nine months ended August 31, 2023	Nine months ended August 31, 2022
OPERATING ACTIVITIES
Net income	$(12,739)	$(25,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	6,375	-
Imputed interest	4,419	1,983
Changes in operating assets and liabilities:
Prepaid expense	-	(22,500)
Accounts payable	(8,265)	10,099
NET CASH USED IN OPERATING ACTIVITIES	(10,210)	(36,279)

INVESTING ACTIVITIES
Intangible Assets	-	(10,000)
NET CASH USED IN INVESTING ACTIVITIES	-	(10,000)

FINANCING ACTIVITIES
Proceeds from share issuance	-	23,948
Proceeds from borrowings – related party	20,988	17,898
NET CASH PROVIDED BY FINANCING ACTIVITIES	20,988	41,846

Net increase (decrease) in cash	10,778	(4,433)
Cash at beginning of period	37	5,854
Cash at end of period	$10,815	$1,421

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Notes to the Condensed Financial Statements

(Unaudited)

1. The Company and Basis of Presentation

Transuite.Org Inc. (the “Company”) was incorporated under the laws of the State of Nevada in June 15, 2018. Transuite.Org Inc. offers translation services to individual and large companies and approaches to build tailored linguistic processes around each subject matter and content type. The company handles everything from content creation through translation and layout to content delivery. We also qualify in all the technical aspects of website and software localization. The Company offers the following services:

1. Translation services

2. Localization services

3. Multimedia translation services

4. Desktop Publishing services

The Company has elected November 30th as its fiscal year-end.

2. Going Concern

Our financial statements have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We have an accumulated deficit of $71,109 at August 31, 2023, had a net loss of $12,739, and used net cash of $10,210 in operating activities for nine months ended August 31, 2023. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. While we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements, and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in our future operations.

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

The Company collects payment from customers prior to transferring the translated material and may require deposits from customers at the time an order is placed. When deposits are collected prior to transferring the translated material, the Company recognizes deferred revenue until the transfer is made. During the nine months ended August 31, 2023 and 2022, we have generated revenue in the amount of $28,509 and $7,909, respectively. Most of the translation services were provided by the Company’s CEO, with some translation services provided by a translator hired by the Company. During the nine months ended August 31, 2023 and 2022, the CEO provided his translation services at no cost to the Company. The cost of translation services provided by a translator hired by the Company is included as Cost of sales in the Condensed Statements of Operations.

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

Receivables

Receivables are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables, and receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. We had an allowance for doubtful accounts of $0 as of August 31, 2023 and November 30, 2022.

Foreign Currency

The Company’s functional and reporting currency is the U.S. dollar. Transactions may occur in foreign currencies, and management has adopted ASC 830, “Foreign Currency Translation Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency-denominated transactions or balances are included in the statement.

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

Transuite.Org Inc.

Notes to the Condensed Financial Statements

(Unaudited)

We capitalized website development and databases costs of $42,500, which is being amortized over a 5-year life or $8,500 per year. During the nine months ended August 31, 2023, and August 31, 2022, we recognized $6,375 and $1,983 worth of amortization expense, respectively.

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

Advertising and Marketing

The Company expenses the costs of advertising and marketing as incurred. Advertising and marketing for the nine months ended August 31, 2023, and 2022 totaled $0 and $0, respectively.

Transuite.Org Inc.

Notes to the Condensed Financial Statements

(Unaudited)

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. Management has not identified any new standards that it believes will have a significant impact on the Company’s financial statements.

4. Related party

As of August 31, 2023, a director of the Company advanced $78,067 to the Company. This loan is unsecured, interest-free, with no fixed payment term, for working capital purposes. The note is non-interest bearing and has maturity date of June 15, 2025. Imputed interest expense of $4,419 and $1,983 for the nine months ended August 31, 2023, and 2022, respectively, was recorded as additional paid-in capital.

5. Stockholders’ Equity

Upon formation, the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of Common Stock, par value of $0.001 per share.

During the nine months ended August 31, 2022, the Company issued 957,960 shares of common stock for cash proceeds of $23,948 at $0.025 per share.

There were 4,046,760 and 4,046,760 shares of common stock issued and outstanding as of August 31, 2023, and November 30, 2022, respectively.

6. Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to August 31, 2023, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those described below.

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

Competitive Advantages

Our competitive advantage is that we are solely dedicated to the translation industry that business and consumer users that do not feel comfortable sharing content and information on other social networks like Facebook, LinkedIn, and Twitter, as it may either jeopardize their personal and professional reputations or be completely lost in the white-noise of billions of other posts.

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

Results of Operations for the three and nine months ended August 31, 2023, and August 31, 2022:

Revenue

For the nine months ended August 31, 2023, and August 31, 2022, we generated total revenue of $28,509 and $7,909, respectively.

For the three months ended August 31, 2023, and August 31, 2022, we generated total revenue of $9,904 and $7,023, respectively.

Operating expenses

Total operating expenses for the nine months ended August 31, 2023, and August 31, 2022 were $34,729 and $29,787. The operating expenses for the nine months ended August 31, 2023, and August 31, 2022 included Audit Fees of $16,057 and $14,000; Bank Service Charges of $249 and $747; Professional Fees of $11,398 and $10,893; Depreciation expense of $6,375 and $0; Foreign Exchange Loss of $0 and $347; Advertising and promotion expense of $0 and $3,150; Business licenses and permits of $650 and $650.

Total operating expenses for the three months ended August 31, 2023, and August 31, 2022 were $5,675 and $13,700. The operating expenses for the three months ended August 31, 2023, and August 31, 2022 included Audit Fees of $2,575 and $2,500; Bank Service Charges of $0 and $193; Professional Fees of $325 and $10,296; Depreciation expense of $2,125 and $0; Foreign Exchange Loss of $0 and $61; Business licenses and permits of $650 and $650.

Net Loss

Our net loss for the nine months ended August 31, 2023, and August 31, 2022 was $12,379 and $25,861, respectively.

Our net income for the three months ended August 31, 2023 was $2,692 and net loss for the three months ended August 31, 2022 was $9,485.

Liquidity and Capital Resources and Cash Requirements

As of August 31, 2023, and November 30, 2022, the Company had cash of $10,815 and $37. Furthermore, the Company had a working capital deficit of $67,577 as of August 31, 2023, and $65,632 as of November 30, 2022.

During the nine months ended August 31, 2023, the Company used $10,210 of cash in operating activities due to its net loss of $12,739 offset by $10,794 of non-cash expenses and a decrease in accounts payable of $8,265. During the nine months ended August 31, 2022, the Company used $36,279 of cash in operating activities due to its net loss of $25,861 offset by $1,983 of non-cash expenses and an increase in prepaid expenses of $22,500 offset by an increase in accounts payable of $10,099.

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

An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2023, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2023, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.      We lack an adequate internal control structure – Due to the size of the Company, we do not have the appropriate control activities, risk assessment procedures, controls over information and communication, or effective monitoring controls.

2.	We do not have appropriate segregation of duties or adequate accounting resources – The Company has only one employee therefore no reviews are in place to ensure adequate financial reporting. Additionally, we lack accounting personnel with sufficient accounting knowledge, experience, and understanding of US GAAP or SEC rules. Further, while not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

3.	We did not implement appropriate information technology controls – As of November 30, 2022, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors. Further, there are no IT controls in place to prevent changes to, or misstatement in, financial reporting.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2023, based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended August 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TRANSUITE.ORG INC.

Date: October 16, 2023	By:	s/ Michal Wisniewski
Michal Wisniewski, Chief Executive Officer/Director
(Principle Executive Officer)
s/ Michal Wisniewski

Michal Wisniewski, Chief Financial Officer/Chief Accounting Officer/Director (Principle Financial Officer)