Form 10-K
period 2023-11-30
TRANSUITE.ORG INC.
filed 2024-03-14
CIK 1758699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2023

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 33-255178

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

Yes [X]       No [ ]

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

Yes [ ]       No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year ended November 30, 2023: $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,046,760 common shares issued and outstanding as of March 14, 2024.

PART I

Item 1. Description of Business

DESCRIPTION OF BUSINESS

Overview

Transuite.Org Inc. is an online translation service that offers high-quality professional translation services in a set of foreign languages. Our service is available worldwide, allowing us to cater to the needs of both individuals and businesses across various industries. We offer a platform, providing a cloud-based place accessible through a web browser on any device. The platform enables online translation services in English, Spanish, French, German, Greek, Japanese, Italian, Chinese, Polish, Turkish, Swedish, Indonesian, Vietnamese, and Thai. Our website, http://transuite.org, features a user-friendly interface for placing translation orders, making it easy to find available translation services based on a user's request and receive them when needed.

At Transuite.Org Inc., we strive to make translation services more accessible, efficient, and capable of meeting the demand for quality online translation services. Our plan is to expand the platform to allow end-users to connect with freelance translators, facilitating discussions on suitable collaboration conditions and accessing appropriate services. Our mission is to empower freelance translators to build their portfolios, expand their networks, and connect with potential clients through our platform.

Our Website

Our platform can be accessed at http://transuite.org.

Strategy

Transuite.Org Inc. aims to address two main objectives: meeting the increasing demand for high-quality online translations across various industries and global individuals. Additionally, the company seeks to offer freelance translators a reliable platform to connect with new clients and expand their professional networks. To achieve these goals, we are dedicated to expanding our platform for regular users and small businesses, offering a cloud-based marketplace accessible through any web browser on any device. This expansion will facilitate direct connections between end-users and translators, enabling discussions on collaboration conditions and ensuring access to appropriate services tailored to specific needs.

Central to our strategy is the empowerment of freelance translators through our platform. We aim to create an environment where translators can showcase their skills, build their portfolios, and engage with potential clients. By fostering meaningful connections and providing a space for professional growth, we are committed to elevating the standards of online translation services while supporting the success and development of freelance translators worldwide.

Mission

Our mission is to empower freelance translators to build their portfolios, expand their networks, and connect with potential clients through our platform. Our platform is designed to assist professionals in maintaining, improving, and expanding their connections, learning, sharing, marketing, and selling their translation services online.

Our Translation Platform and Translation Services

Developed specifically for the translation industry, the platform targets subculture industries in over 120 countries, aiming for translation into multiple languages including English, Spanish, French, German, Greek, Japanese, Italian, Chinese, Polish, Turkish, Swedish, Indonesian, Vietnamese, and Thai. The platform seeks to enhance user connectivity and foster stronger business relationships compared to conventional social networks and e-commerce systems.

As our platform is still under development, the terms and conditions of engagement agreements, including the minimum term and fee structure, are subject to further development and refinement. These agreements will outline the duration of user access, potential renewal options, and any associated fees or revenue sharing arrangements. Our fee structure will include periodical fees and/or a minimum of 20% of the net profits generated from monthly subscription services, e-commerce fees, and online advertising sales from platform users. Additionally, provisions will be included regarding termination rights and procedures in the event of non-payment, material breach, or mutual agreement. We will reserve the right to terminate an engagement agreement at any time if the user fails to pay the subscription fee. Either party may terminate the agreement for the other party's material breach, which is incurable or uncured by the breaching party for 30 days after receiving notice of the breach. Alternatively, the agreement may be terminated by mutual agreement. Upon termination, all services, rights, and authorizations granted to the user will immediately cease, and all outstanding amounts will be due and payable.

As we continue to develop our platform, our focus remains on serving the translation industry. We anticipate a dedicated consumer base within this industry, characterized by communication through non-public channels and a reliance on referral and imitation in their commerce and private activities. In considering the potential integration of machine learning (A.I.) into our platform, we aim to leverage user behavior data derived from online social activity. This data will facilitate more effective connections between users and businesses within our social network, optimizing engagement and interactions.

Competition

As we advance in the development of our platform, we recognize the need to strategically position ourselves to compete on a broader scale for users' engagement. We acknowledge the presence of established competitors offering similar services in the online translation industry. These competitors may include well-known platforms such as Google Translate, Microsoft Translator, and other online translation services.

Despite the challenges posed by our competitors' market dominance, we remain committed to leveraging our unique offerings and innovative approach, and to our vision of providing a comprehensive and user-friendly translation solution. By focusing on the unique needs of our target audience and leveraging advanced technologies tailored specifically for the translation industry, we strive to differentiate ourselves from competitors and establish our platform as a preferred choice for high-quality online translation services. Through continuous innovation, strategic partnerships, and a dedication to customer satisfaction, we aim to position ourselves as a leading player in the competitive landscape online translation platforms.

Competitive Disadvantages

Our competitive disadvantage lies in having fewer resources compared to our competitors. This limits our ability to market our online translation platform, advertise our digital services, acquire new users, and sell advertising and digital services to business customers.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

MARKET INFORMATION

TRANSUITE.ORG Inc.’s common stock is traded on the OTC Markets. Effective March 29, 2023, common stock began trading under the ticker symbol TRSO.

In 2024, we plan to have the shares quoted on the OTCQB tier of the OTC Markets operated by the OTC Markets Group, Inc. There is no assurance that the shares will ever be quoted on the OTCQB. To be quoted on the OTCQB, a market maker must apply to make a market in our common stock. As of the date of this prospectus, we have not made any arrangement with any market makers to quote our shares.

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

HOLDERS

As of November 30, 2023, the Company had 4,046,760 shares of our common stock issued and outstanding held by a total of 35 shareholders of record.

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

None.

OTHER STOCKHOLDER MATTERS

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the years ended November 30, 2023 and 2022:

Revenue

For the years ended November 30, 2023, and 2022, we generated total revenue of $59,003 and $10,909 respectively.

Operating expenses

Total operating expenses for the years ended November 30, 2023 and 2022 were $48,045 and $36,501. The operating expenses for the years ended November 30, 2023 and 2022 included Audit Fees of $18,632 and $16,500; Bank Service Charges of $249 and $813; Server Expense of $8,037 and $0; Professional Fees of $11,696 and $13,981; Business licenses and permits of $650 and $650; Depreciation Expense of $8,781 and $1,042; Advertising and promotion expense of $0 and $3,150.

Net Loss

Our net loss for the years ended November 30, 2023, and 2022, was $14,819 and $30,588, respectively.

Liquidity and Capital Resources and Cash Requirements

As of November 30, 2023, and 2022, the Company had cash of $10,815 and $37. Furthermore, the Company had a working capital deficit of $87,993 as of November 30, 2023 and $65,632 as of November 30, 2022.

During the year ended November 30, 2023, the Company used $114,334 of cash in operating activities due to its net loss $14,819 and an increase in prepaid expenses of $123,483. During the year ended November 30, 2022, the Company used $17,960 of cash in operating activities due to its net loss $30,588.

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

Item 8. Financial Statements and Supplementary Data

TRANSUITE.ORG INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Transuite.org Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Transuite.org Inc. as of November 30, 2023 and 2022, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Transuite.org Inc. as of November 30, 2023 and 2022, and the results of its operations and its cash flows for each of the two years then ended November 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Transuite.org Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Mac Accounting Group &CPAs, LLP

We have served as Transuite.org Inc.'s auditor since 2022.

Midvale, Utah

March 14, 2024

TRANSUITE.ORG INC.

Balance Sheets

November 30, 2023 and 2022

	As of November 30, 2023	As of November 30, 2022
ASSETS
Current Assets
Cash	$10,815	$37
Prepaid Expense	123,483	-
Total Current Assets	134,298	37
Other Assets
Intangible Assets, net	54,677	41,458
Total Other Assets	54,677	41,458
TOTAL ASSETS	$188,975	$41,495

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$18,100	$8,590
Loan payable – related party	50,671	57,079
Convertible notes payable	153,520	-
Total Current Liabilities	222,291	65,669
Total Liabilities	222,291	65,669
Stockholder’s Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 4,046,760 and 4,046,760 shares issued and outstanding at November 30, 2023 and November 30, 2022	4,047	4,047
Additional paid in capital	35,826	30,149
Accumulated deficit	(73,189)	(58,370)
Total Stockholders’ Equity (Deficit)	(33,316)	(24,174)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$188,975	$41,495

The accompanying notes are an integral part of the financial statements

TRANSUITE.ORG INC.

Statements of Operations

For the years ended November 30, 2023 and 2022

	Year ended November 30, 2023	Year ended November 30, 2022

REVENUES	$59,003	$10,909
Cost of sales	20,100	2,000
GROSS PROFIT	38,903	8,909

OPERATING EXPENSES
General and administrative expenses	48,045	36,501
TOTAL OPERATING EXPENSES	48,045	36,501

LOSS FROM OPERATIONS	(9,142)	(27,592)

OTHER EXPENSE
Interest expense	5,677	2,996
TOTAL OTHER EXPENSE	(5,677)	(2,996)
NET LOSS BEFORE TAXES	(14,819)	(30,588)
Provision for taxes	-	-
NET LOSS	$(14,819)	$(30,588)

NET LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,046,760	4,003,768

The accompanying notes are an integral part of the financial statements

TRANSUITE.ORG INC.

Statements of Changes in Stockholders’ Equity (Deficit)

For the years ended November 30, 2023 and 2022

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total
	Shares	Amount

Balance at November 30, 2021	3,088,800	$3,089	$4,163	$(27,782)	$(20,530)
Sales of common stock at $0.025 per share	957,960	958	22,990		23,948
Imputed interest	-	-	2,996	-	2,996
Net loss	-	-	-	(30,588)	(30,588)
Balance at November 30, 2022	4,046,760	$4,047	$30,149	$(58,370)	$(24,174)
Imputed interest	-	-	5,677	-	5,677
Net loss	-	-	-	(14,819)	(14,819)
Balance at November 30, 2023	4,046,760	$4,047	$35,826	$(73,189)	$(33,316)

The accompanying notes are an integral part of the financial statements

TRANSUITE.ORG INC.

Statements of Cash Flows

For the years ended November 30, 2023 and 2022

	Year ended November 30, 2023	Year ended November 30, 2022
OPERATING ACTIVITIES
Net Income	$(14,819)	$(30,588)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization expense	8,781	1,042
Imputed interest	5,677	2,996
Changes in operating assets and liabilities:
Prepaid expenses	(123,483)	-
Accounts payable	9,510	8,590
NET CASH USED IN OPERATING ACTIVITIES	(114,334)	(17,960)

INVESTING ACTIVITIES
Purchase of intangible assets	(22,000)	(42,500)
NET CASH USED IN INVESTING ACTIVITIES	(22,000)	(42,500)

FINANCING ACTIVITIES
Proceeds from convertible note payable	153,520	-
Proceeds from share issuance	-	23,948
Proceeds from loan payable – related party	24,086	30,695
Repayments of loan payable – related party	(30,494)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	147,112	54,643

Net increase (decrease) in cash	10,778	(5,817)
Cash at beginning of period	37	5,854
Cash at end of period	$10,815	$37

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

2. Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We have an accumulated deficit of $73,189 and a working capital deficit of $87,993 at November 30, 2023, had a net loss of $14,819, and used net cash of $114,334 in operating activities for year ended November 30, 2023. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and by obtaining financing through debt agreements. While we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in our future operations.

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

All of the revenue generated by the Company is for providing translation services. The Company’s revenues are recognized at a point-in-time as translated material is transferred at a distinct point in time per the terms of a contract. The Company shall not be liable for any failure to perform its obligations if such failure is due to circumstances beyond its reasonable control. Any liability of the Company shall be limited to the total of all amounts paid by the customer for services under the contract.

The Company collects payment from customers after transferring the translated material. During the years ended November 30, 2023 and 2023, we generated revenue of $59,003 and 10,909, respectively. As of November 30, 2023, 2022, and 2021, the Company’s Accounts Receivables balance was $0. The translation services were provided by the Company’s CEO and translators hired by the Company.

During the years ended November 30, 2023 and 2022, twelve customers accounted for 100%, including three customers making up 10% or more each, and seven customers accounted for 100%, including six customers making up 10% or more each, of our total revenues, respectively.

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

Foreign Currency

The Company’s functional and reporting currency is the U.S. dollar. Transactions may occur in foreign currencies and management has adopted ASC 830, “Foreign Currency Translation Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues,and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the Statement of Operations.

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

As of November 30, 2022, the Company had capitalized website development and databases costs of $42,500, which is being amortized over a 5-year life, and during the year ended November 30, 2022, we recognized $1,042 worth of amortization expense.

During the year ended November 30, 2023, we capitalized one more database costing $22,000, which is also being amortized over a 5-year period. As a result, as of November 30, 2023, the Company had capitalized website development and databases costs of $64,500 and during the year ended November 30, 2023, we recognized $8,781 of amortization expense. The Company expects to recognize amortization expense of $12,900 annually for the next three fiscal years, $11,859 of amortization expense in the fiscal year ending November 30, 2027, and $4,119 of amortization expense in the fiscal year ending November 30, 2028.

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

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense.

As of November 30, 2023 and 2022, there were $123,483 and $0 in prepaid expenses, respectively. The prepaid balance as of November 30, 2023 is related to a 12-month Server Lease which was not accounted for under ASC 842 due to the Company’s election to not apply the recognition requirements of ASC 842 to short-term leases (leases with terms of twelve months or less). The balance will be amortized straight-line over the 12 month term of the lease which commenced on November 8, 2023.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in the operating lease right-of-use asset account, the operating lease liability, current account, and the operating lease liability, long term account in our balance sheet. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. For leases in which the rate implicit in the lease is not readily determinable, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We have elected to not apply the recognition requirements of ASC 842 to short-term leases (leases with terms of twelve months or less). Lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating lease arrangements is recognized on a straight-line basis over the lease term. We have elected the practical expedient and will not separate non-lease components from lease components and will instead account for each separate lease component and non-lease component associated with the lease components as a single lease component.

Advertising and Promotion

The Company expenses the costs of advertising and promotion as incurred. Advertising and promotion for the years ended November 30, 2023 and 2022 totaled $0 and $3,150, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with remaining maturities at the date of purchase of three months or less to be cash equivalents.

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 'Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. For the years ended November 30, 2023 and 2022, potential dilutive securities of 5,117,333 and 0, respectively, had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share.

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

4. Related party

Effective June 15, 2018, the Company entered a Loan Agreement with its CEO. The lender agreed to lend a total of $50,000 payable in applicable installments over the Term of the loan. The CEO agreed to an interest rate of 0% and a Term of 5 years. Effective October 6, 2022, the CEO agreed to increase maximum amount of the Loan to $100,000 and extend the Term to 7 years or until June 15, 2025. The amount due under the Loan was $50,671 and $57,079 as of November 30, 2023 and 2022, respectively. During the year ended November 30, 2023, the CEO advanced $24,086 to the Company and the Company repaid the CEO $30,494. During the year ended November 30, 2022, the CEO advanced $30,696 to the Company and the Company repaid the CEO $0. Imputed interest expense of $5,677 and $2,996 for the years ended November 30, 2023 and 2022, respectively, was recorded as additional paid in capital.

5. Convertible Notes Payable

On November 8, 2023, the Company entered into the Loan Agreement with Mabel Thorndike ltd pursuant to which the Company issued to Mabel Thorndike ltd a Convertible Promissory Note in the aggregate principal amount of $153,520. The Convertible Note is not subject to interest, has a maturity date of November 8, 2024, and the Company has agreed to convert all or a portion of the outstanding balance of this Note into shares of the common stock, par value $0.03 per share from the date on which the Convertible Note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. As of November 30, 2023, the amount due for this Convertible Note was $153,520.

6. Income Taxes

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of November 30, 2023, the Company had net operating loss carry forwards of approximately $73,189. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at November 30, 2023 was approximately $15,370. The net change in valuation allowance during year ended November 30, 2023 was $3,112. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The provision for Federal income tax consists of the following:

	As of November 30, 2023	As of November 30, 2022
Non-current deferred tax assets:
Net operating loss carry forward	$(73,189)	$(58,370)
Total deferred tax assets	(15,370)	(12,258)
Valuation allowance	15,370	12,258
Net deferred tax assets	$-	$-

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of November 30, 2023. All tax years since inception remain open for examination by taxing authorities.

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the year ended November 30, 2023 as follows:

	Year ended November 30, 2023	Year ended November 30, 2022
Computed “expected” tax expense (benefit)	$3,112	$(6,424)
Change in valuation allowance	(3,112)	6,424
Actual tax expense (benefit)	$-	$-

7. Stockholders’ Equity

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of Common Stock, par value $0.001 per share.

During the year ended November 30, 2022, the Company issued 957,960 shares of common stock for cash proceeds of $23,948 at $0.025 per share.

During the year ended November 30, 2023, the Company did not issue any shares of common stock.

There were 4,046,760 and 4,046,760 shares of common stock issued and outstanding as of November 30, 2023 and 2022, respectively.

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

9. Subsequent Events

Effective February 12, 2024, the Board of Directors appointed Andrii Krot to serve as director of the Company. Michal Wisniewski continues to serve as the President, Director, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary of Board of Directors.

Subsequent to November 30, 2023, the Company’s CEO advanced an additional $30,691 on behalf of the Company. These funds were advanced under the Loan Payable – related party. See Note 4.

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

An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2023, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2023, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.      We lack an adequate internal control structure – Due to the size of the Company we do not have the appropriate control activities, risk assessment procedures, controls over information and communication, or effective monitoring controls.

2.	We do not have appropriate segregation of duties or adequate accounting resources – The Company has only one employee therefore no reviews are in place to ensure adequate financial reporting. Additionally, we lack accounting personnel with sufficient accounting knowledge, experience, and understanding of US GAAP or SEC rules. Further, while not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

3.	We did not implement appropriate information technology controls – As at November 30, 2023, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors. Further, there are no IT controls in place to prevent changes to, or misstatement in, financial reporting.

4.	We lack segregation between the Company’s bank account and the CEO’s personal bank account – At times the Company will allow the CEO to retain cash receipts from sales instead of remitting them to the Company and pay for expenses directly from his personal account rather than utilizing the Company’s bank account.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2023 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the quarter ended November 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following information sets forth the names of our officers and directors, their present positions, and some brief information about their background.

Name	Age	Position(s)	Director Since
Michal Wisniewski	47	Chief Executive Officer/Chief Financial Officer/Director	June 15, 2018

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

Item 11. Executive Compensation

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The following table sets forth information regarding each element of compensation that we pay or award to our named executive officers for the fiscal year ended November 30, 2023.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Michal Wisniewski Al. Jerozolimskie 85 lok. 21, 02-001 Warsaw, Poland	3,000,000 shares of common stock	74.13%

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

In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this prospectus. As of the date of this 10-K, there were 4,046,760 shares of our common stock issued and outstanding.

Item 13. Certain Relationships and Related Transactions

On December 24, 2018, we issued a total of 3,000,000 shares of restricted common stock to Michal Wisniewski,

our sole officer and director, in consideration of $3,000.

Effective June 15, 2018, the Company entered a Loan Agreement with its CEO. The lender agreed to lend a total of $50,000 payable in applicable installments over the Term of the loan. The CEO agreed to an interest rate of 0% and a Term of 5 years. Effective October 6, 2022, the CEO agreed to increase maximum amount of the Loan to $100,000 and extend the Term to 7 years or until June 15, 2025. The amount due under the Loan was $50,671 and $57,079 as of November 30, 2023 and 2022, respectively. During the year ended November 30, 2023, the CEO advanced $24,086 to the Company and the Company repaid the CEO $30,494. During the year ended November 30, 2022, the CEO advanced $30,696 to the Company and the Company repaid the CEO $0. Imputed interest expense of $5,677 and $2,996 for the years ended November 30, 2023 and 2022, respectively, was recorded as additional paid in capital.

Item 14. Principal Accountant Fees and Services

 The following table sets forth the fees billed to our company for the years ended November 30, 2023 and 2022 for professional services rendered

	2023	2022
Audit Fees	$18,632	$16,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$18,632	$16,500

PART IV

Item 15. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSUITE.ORG INC.

Date March 14, 2024	By:	s/ Michal Wisniewski
Michal Wisniewski, Chief Executive Officer/Director
(Principle Executive Officer)
s/ Michal Wisniewski
Michal Wisniewski, Chief Financial Officer/Chief Accounting Officer/Director (Principle Financial Officer)