Form 10-Q
period 2024-02-29
TRANSUITE.ORG INC.
filed 2024-04-19
CIK 1758699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

or

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

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  4,046,760 common shares issued and outstanding as of April 19, 2024.

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

Transuite.Org Inc.

Condensed Balance Sheets

as of February 29, 2024 (Unaudited) and November 30, 2023

	As of February 29, 2024	As of November 30, 2023
	(Unaudited)
ASSETS
Current Assets
Cash	$10,815	$10,815
Prepaid expense	90,603	123,483
Total Current Assets	101,418	134,298
Other Assets
Intangible assets, net	51,452	54,677
Total Other Assets	51,452	54,677
TOTAL ASSETS	$152,870	$188,975

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$-	$18,100
Convertible notes payable	153,520	153,520
Total Current Liabilities	153,520	171,620

Loan payable – related party	81,363	50,671
Total Long-Term Liabilities	81,363	50,671

Total Liabilities	234,883	222,291

Stockholder’s Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized, 4,046,760 shares issued and outstanding at February 29, 2024 and November 30, 2023	4,047	4,047
Additional paid in capital	37,155	35,826
Accumulated deficit	(123,215)	(73,189)
Total Stockholders’ Equity (Deficit)	(82,013)	(33,316)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$152,870	$188,975

The accompanying notes are an integral part of the condensed financial statements.

Transuite.Org Inc.

Condensed Statements of Operations

for the three months ended February 29, 2024 and February 28, 2023

(Unaudited)

	Three months ended February 29, 2024	Three months ended February 28, 2023

REVENUES	$-	$8,549
Cost of sales	-	-
GROSS PROFIT	-	8,549

OPERATING EXPENSES
General and administrative expenses	48,697	13,887

TOTAL OPERATING EXPENSES	48,697	13,887

LOSS FROM OPERATIONS	(48,697)	(5,338)

OTHER EXPENSE
Interest expense	1,329	1,239
TOTAL OTHER EXPENSE	1,329	1,239
NET LOSS	$(50,026)	$(6,577)

NET LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,046,760	4,046,760

The accompanying notes are an integral part of the condensed financial statements.

Transuite.Org Inc.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

for the three months ended February 29, 2024 and February 28, 2023

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder`s Equity (Deficit)
	Shares	Amount

Balance at November 30, 2022	4,046,760	$4,047	$30,149	$(58,370)	$(24,174)
Imputed interest	-	-	1,239	-	1,239
Net loss	-	-	-	(6,577)	(6,577)
Balance at February 28, 2023	4,046,760	$4,047	$31,388	$(64,947)	$(29,512)

Balance at November 30, 2023	4,046,760	$4,047	$35,826	$(73,189)	$(33,316)
Imputed interest	-	-	1,329	-	1,329
Net loss	-	-	-	(50,026)	(50,026)
Balance at February 29, 2024	4,046,760	$4,047	$37,155	$(123,215)	$(82,013)

The accompanying notes are an integral part of the condensed financial statements.

Transuite.Org Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended February 29, 2024	Three months ended February 28, 2023
OPERATING ACTIVITIES
Net income	$(50,026)	$(6,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	3,225	2,125
Imputed interest	1,329	1,239
Changes in operating assets and liabilities:
Accounts receivable	-	(3,882)
Prepaid expense	32,880	-
Accounts payable	(18,100)	(2,802)
NET CASH USED IN OPERATING ACTIVITIES	(30,692)	(9,897)

NET CASH USED IN INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from share issuance	-	-
Proceeds from borrowings – related party	30,692	10,543
NET CASH PROVIDED BY FINANCING ACTIVITIES	30,692	10,543

Net increase (decrease) in cash	-	646
Cash at beginning of period	10,815	37
Cash at end of period	$10,815	$683

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

2.Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We have an accumulated deficit of $123,215 at February 29, 2024, had a net loss of $50,026, and used net cash of $30,692 in operating activities for three months ended February 29, 2024. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. While we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements, and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in our future operations.

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

The Company collects payment from customers after transferring the translated material. During the three months ended February 29, 2024,  we have generated revenue in the amount of $0. During the three months ended February 28, 2023,  we have generated revenue in the amount of $8,549. The translation services were provided by the Company’s CEO and translators hired by the Company.

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

Transuite.Org Inc.

Notes to the Condensed Financial Statements

(Unaudited)

We capitalized website development and databases costs of $64,500, which is being amortized over a 5-year life. During the three months ended February 29, 2024 and February 28, 2023, we recognized $3,225 and $2,125 worth of amortization expense, respectively. The Company expects to recognize additional amortization expense of $9,675 during the year ended November 30, 2024, $12,900 of amortization expense in the fiscal years ending November 2025 and 2026, $11,859 of amortization expense in the fiscal year ending November 30, 2027, and $4,118 of amortization expense in the fiscal year ending November 30, 2028.

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense.

As of February 29, 2024 and November 30, 2023, there were $90,603 and $123,483 in prepaid expenses, respectively. The prepaid balance as of February 29, 2024 and November 30, 2023 is related to a 12-month Server Lease which was not accounted for under ASC 842 due to the Company’s election to not apply the recognition requirements of ASC 842 to short-term leases (leases with terms of twelve months or less). The balance will be amortized straight-line over the 12-month term of the lease which commenced on November 8, 2023. During the three months ended February 29, 2024 we recognized $32,880 of server expense.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in the operating lease right-of-use asset account, the operating lease liability, current account, and the operating lease liability, long term account in our balance sheet. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payment.

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

 Advertising and Promotion

The Company expenses the costs of advertising and promotion as incurred. Advertising and promotion for the three months ended February 29, 2024 and February 28, 2023 totaled $0 and $0, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with remaining maturities at the date of purchase of three months or less to be cash equivalents.

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 'Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti- dilutive. For the three months ended February 29, 2024 and February 28, 2023, potential dilutive securities of 5,117,333 and 0, respectively, had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share.

Transuite.Org Inc.

Notes to the Condensed Financial Statements

(Unaudited)

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

4. Related party

Effective June 15, 2018, the Company entered a Loan Agreement with its CEO. The lender agreed to lend a total of $50,000 payable in applicable installments over the Term of the loan. The CEO agreed to an interest rate of 0% and a Term of 5 years. Effective October 6, 2022, the CEO agreed to increase maximum amount of the Loan to $100,000 and extend the Term to 7 years or until June 15, 2025. The amount due under the Loan was $81,363 as of February 29, 2024. During the three months ended February 29, 2024, the CEO advanced $30,692 to the Company and the Company repaid the CEO $0. Imputed interest expense of $1,329 and $1,239 for the three months ended February 29, 2024 and February 28, 2023, respectively, was recorded as additional capital.

5. Stockholders’ Equity

Upon formation, the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of Common Stock, par value of $0.001 per share.

There were 4,046,760 shares of common stock issued and outstanding as of February 29, 2024 and November 30, 2023, respectively.

6. Convertible Notes Payable

On November 8, 2023, the Company entered into the Loan Agreement with Mabel Thorndike ltd pursuant to which the Company issued to Mabel Thorndike ltd a Convertible Promissory Note in the aggregate principal amount of $153,520. The Convertible Note is not subject to interest, has a maturity date of November 8, 2024, and the Company has agreed to convert all or a portion of the outstanding balance of this Note into shares of the common stock, par value $0.03 per share from the date on which the Convertible Note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. As of February 29, 2024, the amount due for this Convertible Note was $153,520.

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

8. Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to February 29, 2024, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those described below.

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

Results of Operations for the three months ended February 29, 2024, and February 28, 2023:

Revenue

For the three months ended February 29, 2024, and February 28, 2023, we generated total revenue of $0 and $8,549, respectively.

Operating expenses

Total operating expenses for the three months ended February 29, 2024, and February 28, 2023 were $48,697 and $13,887. The operating expenses for the three months ended February 29, 2024, and February 28, 2023 included Audit Fees of $7,174 and $10,907; Bank Service Charges of $0 and $114; Professional Fees of $5,418 and $741; Depreciation expense of $3,225 and $2,125; Server Expense of $32,880 and $0.

Net Loss

Our net loss the three months ended February 29, 2024, and February 28, 2023 was $50,026 and $6,577, respectively.

Liquidity and Capital Resources and Cash Requirements

As of February 29, 2024 and November 30, 2023, the Company had cash of $10,815 and $10,815. Furthermore, the Company had a working capital deficit of $52,102 as of February 29, 2024, and $37,322 as of November 30, 2023.

During the three months ended February 29, 2024, the Company used $30,692 of cash in operating activities due to its net loss of $50,026, amortization expense of $3,225, imputed interest of $1,329, and a decrease in accounts payable and prepaid of $18,100 and $32,880. During the three months ended February 28, 2023, the Company used $9,897 of cash in operating activities due to its net loss of $6,577, amortization expense of $2,125, imputed interest of 1,239, an increase in accounts receivable of $3,882, and a decrease in accounts payable of $2,802.

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

An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 29, 2024, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 29, 2024, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 29, 2024, based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended February 29, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TRANSUITE.ORG INC.

Date: April 19, 2024	By:	s/ Michal Wisniewski
Michal Wisniewski, Chief Executive Officer/Director
(Principle Executive Officer)
s/ Michal Wisniewski

Michal Wisniewski, Chief Financial Officer/Chief Accounting Officer/Director (Principle Financial Officer)