Form 10-Q
period 2024-05-31
TRANSUITE.ORG INC.
filed 2024-06-17
CIK 1758699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2024

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

Michal Wisniewski

Al. Jerozolimskie 85 lok. 21

02-001 Warsaw, Poland

+487-32100862

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

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  4,046,760 common shares issued and outstanding as of June 17, 2024

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

Transuite.Org Inc.

Condensed Balance Sheets

as of May 31, 2024 (Unaudited) and November 30, 2023

	As of May 31, 2024	As of November 30, 2023
	(Unaudited)
ASSETS
Current Assets
Cash	$10,815	$10,815
Prepaid Expense	69,423	123,483
Total Current Assets	80,238	134,298
Other Assets
Intangible assets, net	48,227	54,677
Total Other Assets	48,227	54,677
TOTAL ASSETS	$128,465	$188,975

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$99	$18,100
Convertible notes payable	153,520	153,520
Total Current Liabilities	153,619	171,620

Loan payable - related party	100,640	50,671
Total Long-Term Liabilities	100,640	50,671
Total Liabilities	254,259	222,291

Stockholder’s Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized, 4,046,760 and 4,046,760 shares issued and outstanding at May 31, 2024 and November 30, 2023	4,047	4,047
Additional paid in capital	39,146	35,826
Accumulated deficit	(168,987)	(73,189)
Total Stockholders’ Equity (Deficit)	(125,794)	(33,316)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$128,465	$188,975

The accompanying notes are an integral part of the condensed financial statements.

Transuite.Org Inc.

Condensed Statements of Operations

for the three and six months ended May 31, 2024 and 2023

(Unaudited)

	Three months ended May 31, 2024	Three months ended May 31, 2023	Six months ended May 31, 2024	Six months ended May 31, 2023

REVENUES	$-	$10,056	$-	$18,605
Cost of sales	-	2,100	-	2,100
GROSS PROFIT	-	7,956	-	16,505

OPERATING EXPENSES
General and administrative expenses	43,781	15,167	92,478	29,054
TOTAL OPERATING EXPENSES	43,781	15,167	92,478	29,054

LOSS FROM OPERATIONS	(43,781)	(7,211)	(92,478)	(12,549)

OTHER EXPENSE
Interest expense	1,991	1,643	3,320	2,882
TOTAL OTHER EXPENSE	1,991	1,643	3,320	2,882
NET LOSS	$(45,772)	$(8,854)	$(95,798)	$(15,431)

NET INCOME PER SHARE	$(0.01)	$(0.00)	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,046,760	4,046,760	4,046,760	4,046,760

The accompanying notes are an integral part of the condensed financial statements.

Transuite.Org Inc.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

for the three and six months ended May 31, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder`s Equity
	Shares	Amount

Balance at November 30, 2022	4,046,760	$4,047	$30,149	$(58,370)	$(24,174)
Imputed interest	-	-	2,882	-	2,882
Net loss	-	-	-	(15,431)	(15,431)
Balance at May 31, 2023	4,046,760	$4,047	$33,031	$(73,801)	$(36,723)

Balance at November 30, 2023	4,046,760	$4,047	$35,826	$(73,189)	$(33,316)
Imputed interest	-	-	3,320	-	3,320
Net loss	-	-	-	(95,798)	(92,478)
Balance at May 31, 2024	4,046,760	$4,047	$39,146	$(168,987)	$(125,794)

Balance at February 28, 2023	4,046,760	$4,047	$31,388	$(64,947)	$(29,512)
Imputed interest	-	-	1,643	-	1,643
Net loss	-	-	-	(8,854)	(8,854)
Balance at May 31, 2023	4,046,760	$4,047	$33,031	$(73,801)	$(36,723)

Balance at February 29, 2024	4,046,760	$4,047	$37,155	$(123,215)	$(82,013)
Imputed interest	-	-	1,991	-	1,991
Net loss	-	-	-	(45,772)	(45,772)
Balance at May 31, 2024	4,046,760	$4,047	$39,146	$(168,987)	$(125,794)

The accompanying notes are an integral part of the condensed financial statements.

Transuite.Org Inc.

Condensed Statements of Cash Flows

for the six months ended May 31, 2024 and 2023

(Unaudited)

	Six months ended May 31, 2024	Six months ended May 31, 2023
OPERATING ACTIVITIES
Net income	$(95,798)	$(15,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	6,450	4,250
Imputed interest	3,320	2,882
Changes in operating assets and liabilities:
Prepaid expense	54,060	-
Accounts payable	(18,001)	(8,491)
NET CASH USED IN OPERATING ACTIVITIES	(49,969)	(16,790)

NET CASH USED IN INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from borrowings – related party	49,969	17,664
NET CASH PROVIDED BY FINANCING ACTIVITIES	49,969	17,664

Net increase (decrease) in cash	-	874
Cash at beginning of period	10,815	37
Cash at end of period	$10,815	$911

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

2. Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We have an accumulated deficit of $168,987 at May 31, 2024, had a net loss of $95,798, and used net cash of $49,969 in operating activities for six months ended May 31, 2024. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. While we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements, and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in our future operations.

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

The Company collects payment from customers after transferring the translated material. During the three and six months ended May 31, 2024, we have generated revenue in the amount of $0. During the three and six months ended May 31, 2023,  we have generated revenue in the amount of $10,056 and $18,605, respectively. The translation services were provided by the Company’s CEO and translators hired by the Company.

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

Receivables

Receivables are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual receivables and receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. We had an allowance for doubtful accounts of $0 as of May 31, 2024.

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

Transuite.Org Inc.

Notes to the Condensed Financial Statements

(Unaudited)

We capitalized website development and databases costs of $64,500, which is being amortized over a 5-year life. During the six months ended May 31, 2024 and May 31, 2023, we recognized $6,450 and $4,250 worth of amortization expense, respectively. The Company expects to recognize additional amortization expense of $6,450 during the year ended November 30, 2024, $12,900 of amortization expense in the fiscal years ending November 2025 and 2026, $11,859 of amortization expense in the fiscal year ending November 30, 2027, and $4,118 of amortization expense in the fiscal year ending November 30, 2028.

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense.

As of May 31, 2024 and November 30, 2023, there were $69,423 and $123,483 in prepaid expenses, respectively. The prepaid balance as of May 31, 2024 is related to the Company’s annual OTM Markets fee and a 12-month Server Lease and the prepaid balance as of November 30, 2023 is related to a 12-month Server Lease. The 12-month Server Lease was not accounted for under ASC 842 due to the Company’s election to not apply the recognition requirements of ASC 842 to short-term leases (leases with terms of twelve months or less). The balance will be amortized straight-line over the 12-month term of the lease which commenced on November 8, 2023. During the six months ended May 31, 2024 we recognized $65,760 of server expense.

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

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 'Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti- dilutive. For the six months ended May 31, 2024 and May 31, 2023, potential dilutive securities of 5,117,333 and 0, respectively, had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share.

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

Advertising and Marketing

The Company expenses the costs of advertising and marketing as incurred. Advertising and marketing for the six months ended May 31, 2024, and 2023 totaled $0 and $0, respectively.

Transuite.Org Inc.

Notes to the Condensed Financial Statements

(Unaudited)

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. Management has not identified any new standards that it believes will have a significant impact on the Company’s financial statements.

4. Related party

Effective June 15, 2018, the Company entered a Loan Agreement with its CEO. The lender agreed to lend a total of $50,000 payable in applicable installments over the Term of the loan. The CEO agreed to an interest rate of 0% and a Term of 5 years. Effective October 6, 2022, the CEO agreed to increase maximum amount of the Loan to $100,000 and extend the Term to 7 years or until June 15, 2025. Effective March 12, 2024, the CEO agreed to increase the maximum amount of the Loan to $105,000. The amount due under the Loan was $100,640 as of May 31, 2024. During the six months ended May 31, 2024, the CEO advanced $49,969 to the Company and the Company repaid the CEO $0. Imputed interest expense of $3,320 and $2,882 for the six months ended May 31, 2024 and May 31, 2023, respectively, was recorded as additional capital.

5. Stockholders’ Equity

Upon formation, the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of Common Stock, par value of $0.001 per share.

There were 4,046,760 and 4,046,760 shares of common stock issued and outstanding as of May 31, 2024, and November 30, 2023, respectively.

6. Convertible Notes Payable

On November 8, 2023, the Company entered into the Loan Agreement with Mabel Thorndike ltd pursuant to which the Company issued to Mabel Thorndike ltd a Convertible Promissory Note in the aggregate principal amount of $153,520. The Convertible Note is not subject to interest, has a maturity date of November 8, 2024, and the Company has agreed to convert all or a portion of the outstanding balance of this Note into shares of the common stock, par value $0.03 per share from the date on which the Convertible Note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. As of May 31, 2024, the amount due for this Convertible Note was $153,520.

7. Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to May 31, 2024, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations for the three and six months ended May 31, 2024, and May 31, 2023:

Revenue

For the six months ended May 31, 2024, and May 31, 2023, we generated total revenue of $0 and $18,605, respectively.

For the three months ended May 31, 2024, and May 31, 2023, we generated total revenue of $0 and $10,056, respectively.

Operating expenses

Total operating expenses for the six months ended May 31, 2024, and May 31, 2023 were $92,478 and $29,054. The operating expenses for the six months ended May 31, 2024, and May 31, 2023 included Audit Fees of $10,289 and $13,482; Bank Service Charges of $0 and $249; Professional Fees of $9,979 and $11,073; Amortization expense of $6,450 and $4,250; Lease expense of $65,760 and $0.

Total operating expenses for the three months ended May 31, 2024, and May 31, 2023 were $43,781 and $15,167. The operating expenses for the three months ended May 31, 2024, and May 31, 2023 included Audit Fees of $3,115 and $2,575; Bank Service Charges of $0 and $135; Professional Fees of $4,561 and $10,332; Amortization expense of $3,225 and $2,125; Lease expense of $32,880 and $0.

Net Loss

Our net loss the six months ended May 31, 2024, and May 31, 2023 was $95,798 and $15,431, respectively.

Our net loss the three months ended May 31, 2024, and May 31, 2023 was $45,772 and $8,854, respectively.

Liquidity and Capital Resources and Cash Requirements

As of May 31, 2024 and November 30, 2023, the Company had cash of $10,815. Furthermore, the Company had a working capital deficit of $73,381 as of May 31, 2024, and $37,322 as of November 30, 2023.

During the six months ended May 31, 2024, the Company used $49,969 of cash in operating activities due to its net loss of $95,798 and a decrease in accounts payable of $18,001, offset by imputed interest of $3,320, amortization expense of $6,450 and a decrease in prepaid expense of $54,060. During the six months ended May 31, 2023, the Company used $16,790 of cash in operating activities due to its net loss of $15,431 and decrease in accounts payable of $8,491, offset by imputed interest of $2,882 and amortization expense of $4,250.

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

An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2024, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2024, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2024, based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended May 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TRANSUITE.ORG INC

Date: June 17, 2024	By:	s/ Michal Wisniewski
Michal Wisniewski, Chief Executive Officer/Director
(Principle Executive Officer)
s/ Michal Wisniewski
Michal Wisniewski, Chief Financial Officer/Chief Accounting Officer/Director (Principle Financial Officer)