Form 10-Q
period 2024-08-31
TRANSUITE.ORG INC.
filed 2024-10-11
CIK 1758699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2024

or

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

Zhenlong Zhao

7F, Building 4, 605 Zhoushi Road, Hangcheng Street,

Baoan District, Shenzhen, China 518100

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

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  4,046,760 common shares issued and outstanding as of October 10, 2024.

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

Transuite.Org Inc.

Condensed Balance Sheets

as of August 31, 2024 (Unaudited) and November 30, 2023

	As of August 31, 2024	As of November 30, 2023
	(Unaudited)
ASSETS
Current Assets
Cash	$10,815	$10,815
Prepaid Expense	32,643	123,483
Total Current Assets	43,458	134,298
Other Assets
Intangible assets, net	45,002	54,677
Total Other Assets	45,002	54,677
TOTAL ASSETS	$88,460	$188,975

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable	$99	$18,100
Convertible notes payable	153,520	153,520
Total Current Liabilities	153,619	171,620

Loan payable – related party	-	50,671
Total Long-Term Liabilities	-	50,671
Total Liabilities	153,619	222,291

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized, 4,046,760 and 4,046,760 shares issued and outstanding at August 31, 2024 and November 30, 2023	4,047	4,047
Additional paid in capital	145,329	35,826
Accumulated deficit	(214,535)	(73,189)
Total Stockholders’ Deficit	(65,159)	(33,316)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$88,460	$188,975

The accompanying notes are an integral part of the condensed financial statements.

Transuite.Org Inc.

Condensed Statements of Operations

for the three and nine months ended August 31, 2024 and 2023

(Unaudited)

	Three months ended August 31, 2024	Three months ended August 31, 2023	Nine months ended August 31, 2024	Nine months ended August 31, 2023

REVENUES	$-	$9,904	$-	$28,509
Cost of sales	-	-	-	2,100
GROSS PROFIT	-	9,904	-	26,409

OPERATING EXPENSES
General and administrative expenses	44,061	5,675	136,539	34,729
TOTAL OPERATING EXPENSES	44,061	5,675	136,539	34,729

INCOME (LOSS) FROM OPERATIONS	(44,061)	4,229	(136,539)	(8,320)

OTHER EXPENSE
Interest expense	1,487	1,537	4,807	4,419
TOTAL OTHER EXPENSE	1,487	1,537	4,807	4,419

NET INCOME (LOSS)	$(45,548)	$2,692	$(141,346)	$(12,739)

NET INCOME (LOSS) PER SHARE	$(0.01)	$0.00	$(0.03)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,046,760	4,046,760	4,046,760	4,046,760

The accompanying notes are an integral part of the condensed financial statements.

Transuite.Org Inc.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

for the three and nine months ended August 31, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder`s Equity
	Shares	Amount

Balance at November 30, 2022	4,046,760	$4,047	$30,149	$(58,370)	$(24,174)
Imputed interest	-	-	4,419	-	4,419
Net Income (loss)	-	-	-	(12,739)	(12,739)
Balance at August 31, 2023	4,046,760	$4,047	$34,568	$(71,109)	$(32,494)

Balance at November 30, 2023	4,046,760	$4,047	$35,826	$(73,189)	$(33,316)
Imputed interest	-	-	4,807	-	4,807
Forgiveness of loan payable – related party	-	-	104,696	-	104,696
Net Income (loss)	-	-	-	(141,346)	(141,346)
Balance at August 31, 2024	4,046,760	$4,047	$145,329	$(214,535)	$(65,159)

Balance at May 31, 2023	4,046,760	$4,047	$33,031	$(73,801)	$(36,723)
Imputed interest	-	-	1,537	-	1,537
Net Income (loss)	-	-	-	2,692	2,692
Balance at August 31, 2023	4,046,760	$4,047	$34,568	$(71,109)	$(32,494)

Balance at May 31, 2024	4,046,760	$4,047	$39,146	$(168,987)	$(125,794)
Imputed interest	-	-	1,487	-	1,487
Forgiveness of loan payable – related party	-	-	104,696	-	104,696
Net Income (loss)	-	-	-	(45,548)	(45,548)
Balance at August 31, 2024	4,046,760	$4,047	$145,329	$(214,535)	$(65,159)

The accompanying notes are an integral part of the condensed financial statements.

Transuite.Org Inc.

Condensed Statements of Cash Flows

for the nine months ended August 31, 2024 and 2023

(Unaudited)

	Nine months ended August 31, 2024	Nine months ended August 31, 2023
OPERATING ACTIVITIES
Net income	$(141,346)	$(12,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	9,675	6,375
Imputed interest	4,807	4,419
Changes in operating assets and liabilities:
Prepaid expense	90,840	-
Accounts payable	(18,001)	(8,265)
NET CASH USED IN OPERATING ACTIVITIES	(54,025)	(10,210)

NET CASH USED IN INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from share issuance	-	-
Proceeds from borrowings – related party	54,025	20,988
NET CASH PROVIDED BY FINANCING ACTIVITIES	54,025	20,988

Net increase (decrease) in cash	-	10,778
Cash at beginning of period	10,815	37
Cash at end of period	$10,815	$10,815

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Forgiveness of loan payable – related party	$104,696	$-

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

Notes to the Condensed Financial Statements

(Unaudited)

1. The Company and Basis of Presentation

Transuite.Org Inc. (the “Company”) was incorporated under the laws of the State of Nevada in June 15, 2018. Transuite.Org Inc. offers translation services to individual and large companies and approaches to build tailored linguistic processes around each subject matter and content type. The company handles everything from content creation through translation and layout to content delivery. We also qualify in all the technical aspects of website and software localization. The Company offers the following services:

1. Translation services

2. Localization services

3. Multimedia translation services

4. Desktop Publishing services

Effective August 28, 2024, Michal Wisniewski, the previous sole officer and director and majority shareholder of Transuite.Org Inc. (the “Company”), entered into a stock purchase agreements for the sale of 3,000,000 shares of Common Stock of the Company, representing approximately 74% of the issued and outstanding shares of Common Stock of the Company as of such date, to 36 Fusion Excellent Group Ltd., a company organized under the laws of the British Virgin Islands, and as such it is able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company.

The Company has elected November 30th as its fiscal year-end.

2. Going Concern

Our financial statements have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We have an accumulated deficit of $214,535 at August 31, 2024, had a net loss of $141,346, and used net cash of $54,025 in operating activities for nine months ended August 31, 2024. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. While we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements, and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in our future operations.

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

The Company collects payment from customers prior to transferring the translated material and may require deposits from customers at the time an order is placed. When deposits are collected prior to transferring the translated material, the Company recognizes deferred revenue until the transfer is made. During the nine months ended August 31, 2024 and 2023, we have generated $0 and $28,509 revenue, respectively.

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

Receivables

Receivables are stated at their carrying values, net of a reserve for expected credit losses, which is primarily based on historical collection trends. We had an allowance for doubtful accounts of $0 as of August 31, 2024 and November 30, 2023.

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

Transuite.Org Inc.

Notes to the Condensed Financial Statements

(Unaudited)

We capitalized website development and databases costs of $64,500, which is being amortized over a 5-year life. During the nine months ended August 31, 2024, and August 31, 2023, we recognized $9,675 and $6,375 worth of amortization expense, respectively. The Company expects to recognize additional amortization expense of $3,225 during the year ended November 30, 2024, $12,900 of amortization expense in the fiscal years ending November 2025 and 2026, $11,859 of amortization expense in the fiscal year ending November 30, 2027, and $4,118 of amortization expense in the fiscal year ending November 30, 2028.

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense.

As of August 31, 2024 and November 30, 2023, there were $32,643 and $123,483 in prepaid expenses, respectively. The prepaid balance as of August 31, 2024 is related to the Company’s annual OTM Markets fee and a 12-month Server Lease and the prepaid balance as of November 30, 2023 is related to a 12-month Server Lease. The 12-month Server Lease was not accounted for under ASC 842 due to the Company’s election to not apply the recognition requirements of ASC 842 to short-term leases (leases with terms of twelve months or less). The balance will be amortized straight-line over the 12-month term of the lease which commenced on November 8, 2023. During the nine months ended August 31, 2024 we recognized $90,840 of server expense.

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

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 'Earnings per Share, which requires the presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. For the nine months ended August 31, 2024 and August 31, 2023, potential dilutive securities of 5,117,333 and 0, respectively, had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share; therefore, basic net loss per share is the same as diluted net loss per share.

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

Advertising and Marketing

The Company expenses the costs of advertising and marketing as incurred. Advertising and marketing for the nine months ended August 31, 2024, and 2023 totaled $0 and $0, respectively.

Transuite.Org Inc.

Notes to the Condensed Financial Statements

(Unaudited)

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. Management has not identified any new standards that it believes will have a significant impact on the Company’s financial statements.

4. Related party

Effective June 15, 2018, the Company entered a Loan Agreement with its CEO. The lender agreed to lend a total of $50,000 payable in applicable installments over the Term of the loan. The CEO agreed to an interest rate of 0% and a Term of 5 years. Effective October 6, 2022, the CEO agreed to increase maximum amount of the Loan to $100,000 and extend the Term to 7 years or until June 15, 2025. Effective March 12, 2024, the CEO agreed to increase the maximum amount of the Loan to $105,000. Imputed interest expense of $4,807 and $4,419 for the nine months ended August 31, 2024, and 2023, respectively, was recorded as additional paid-in capital. On August 21, 2024 the director hereby agrees to terminate and discharge the Company from its obligations under the Loan Agreement, subject to the terms and conditions set forth in this Agreement.

5. Stockholders’ Equity

Upon formation, the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of Common Stock, par value of $0.001 per share.

There were 4,046,760 and 4,046,760 shares of common stock issued and outstanding as of August 31, 2024, and November 30, 2023, respectively.

6. Convertible Notes Payable

On November 8, 2023, the Company entered into the Loan Agreement with Mabel Thorndike ltd pursuant to which the Company issued to Mabel Thorndike ltd a Convertible Promissory Note in the aggregate principal amount of $153,520. The Convertible Note is not subject to interest, has a maturity date of November 8, 2024, and the Company has agreed to convert all or a portion of the outstanding balance of this Note into shares of the common stock, par value $0.03 per share from the date on which the Convertible Note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. As of May 31, 2024, the amount due for this Convertible Note was $153,520. On August 21, 2024 Mabel Thorndike ltd desired to transfer and assign to Aurora Peak Holdings Ltd. all rights of the Mabel Thorndike ltd Note and the Assignee desires to assume the rights of the Mabel Thorndike ltd Note.

7. Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to August 31, 2024, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Also, on August 28, 2024 Mr. Wisniewski and Andrii Krot resigned from all executive officer positions with the Company, including Chief Executive Officer and President, and as members of the Board, and effective August 28, 2024, Zhenlong Zhao was appointed as Chief Executive Officer, Chief Financial Officer, Secretary and sole Director.

Although Mr. Wisniewski is no longer President, he continues to manage the company's existing business.

Results of Operations for the three and nine months ended August 31, 2024, and August 31, 2023:

Revenue

For the nine months ended August 31, 2024, and August 31, 2023, we generated total revenue of $0 and $28,509, respectively.

For the three months ended August 31, 2024, and August 31, 2023, we generated total revenue of $0 and $9,904, respectively.

Operating expenses

Total operating expenses for the nine months ended August 31, 2024, and August 31, 2023 were $136,539 and $34,729. The operating expenses for the nine months ended August 31, 2024, and August 31, 2023 included Audit Fees of $13,383 and $16,057; Bank Service Charges of $0 and $249; Professional Fees of $14,175 and $11,398; Depreciation expense of $9,675 and $6,375; Lease expense of $98,640 and $0; Business licenses and permits of $666 and $650.

Total operating expenses for the three months ended August 31, 2024, and August 31, 2023 were $44,061 and $5,675. The operating expenses for the three months ended August 31, 2024, and August 31, 2023 included Audit Fees of $3,094 and $2,575; Professional Fees of $4,196 and $325; Depreciation expense of $3,225 and $2,125; Lease expense of $32,880 and $0; Business licenses and permits of $666 and $650.

Net Loss

Our net income (loss) for the nine months ended August 31, 2024, and August 31, 2023 was $(141,346) and $(12,739), respectively.

Our net income (loss) for the three months ended August 31, 2024 and August 31, 2023 was $(45,548) and $2,692, respectively.

Liquidity and Capital Resources and Cash Requirements

As of August 31, 2024, and November 30, 2023, the Company had cash of $10,815 and $10,815. Furthermore, the Company had a working capital deficit of $110,161 as of August 31, 2024, and $37,322 as of November 30, 2023.

During the nine months ended August 31, 2024, the Company used $54,025 of cash in operating activities due to its net loss of $141,346 and a decrease of $18,001 in accounts payable offset by $14,482 of non-cash expenses and a decrease in prepaids of $90,840. During the nine months ended August 31, 2023, the Company used $10,210 of cash in operating activities due to its net loss of $12,739 and a $8,265 decrease in accounts payable offset by $10,794 of non-cash expenses.

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

An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2024, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We lack an adequate internal control structure – Due to the size of the Company, we do not have the appropriate control activities, risk assessment procedures, controls over information and communication, or effective monitoring controls.

2.	We do not have appropriate segregation of duties or adequate accounting resources – The Company has only one employee therefore no reviews are in place to ensure adequate financial reporting. Additionally, we lack accounting personnel with sufficient accounting knowledge, experience, and understanding of US GAAP or SEC rules. Further, while not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

3.	We did not implement appropriate information technology controls – As of November 30, 2023, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors. Further, there are no IT controls in place to prevent changes to, or misstatement in, financial reporting.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2024, based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended August 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TRANSUITE.ORG INC.

Date: October 11, 2024	By:	s/ Zhenlong Zhao
Zhenlong Zhao, Chief Executive Officer/Director
(Principle Executive Officer)
s/ Zhenlong Zhao
Zhenlong Zhao, Chief Financial Officer/Chief Accounting Officer/Director (Principle Financial Officer)