Form 10-K
period 2024-11-30
TRANSUITE.ORG INC.
filed 2025-03-17
CIK 1758699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-255178

TRANSUITE.ORG INC.
(Exact name of registrant as specified in its charter)

Nevada	30-1129581	7370
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)	(Primary Standard Industrial Classification Code Number)

732 S 6th St # 4304

Las Vegas, NV 89101

775-295-4295

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

Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☐      No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐       No ☒

The aggregate market value of 1,046,760 Common Stock held by non-affiliates of the Registrant on May 31, 2024, was $5,495,490 based on a$5.25 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,520,093 common shares issued and outstanding as of March 11, 2025.

PART I

Item 1. Description of Business

DESCRIPTION OF BUSINESS

Overview

Transuite.Org Inc.（TRSO) is an online translation service provider that offers high-quality professional translation services for any pair of foreign languages. At TRSO, we strive to make translation services more accessible, efficient, and capable of meeting the demand for quality online translation services. Our plan is to expand the platform to allow end-users to connect with freelance translators, facilitating discussions on suitable collaboration conditions and accessing appropriate services. Our mission is to empower freelance translators to build their portfolios, expand their networks, and connect with potential clients through our platform.

Beyond translation services, TRSO is actively building an AI-driven ecosystem that integrates advanced AI translation systems, innovative AI applications, and intelligent device management platforms. Our strategic expansion positions us at the forefront of AI innovation, addressing the evolving needs of global enterprises and consumers. TRSO is led by a world-class international team with over a decade of experience across AI, Web3.0, blockchain, IoT, and finance. Leveraging our expertise in large-scale AI model applications, we aim to develop groundbreaking solutions that empower businesses to seamlessly transition into the AI era while delivering tangible value to users worldwide.

Our Website

Our platform can be accessed at http://transuite.org.

Strategy

TRSO’s strategy is centered on building a comprehensive AI-driven ecosystem that integrates advanced AI translation systems, innovative AI applications, and intelligent device management platforms. By expanding beyond traditional translation services, we aim to position ourselves at the forefront of AI innovation, addressing the evolving needs of global enterprises and consumers. Our strategic initiatives include:

1.

Reorganization and Expansion: Following our acquisition and reorganization, we have established a new management team and shifted our focus to developing next-generation AI-driven business application solutions.

2.

Product Innovation: We are committed to developing cutting-edge AI technologies, including AI translation, AI applications, and intelligent device management systems, to empower businesses and enhance user experiences.

3.

Global Market Penetration: Leveraging our international team’s expertise in AI, Web3.0, blockchain, IoT, and finance, we aim to rapidly expand into global markets and deliver tangible value to users worldwide.

4.

Strategic Partnerships: Through collaborations and investments, such as our $10 million stock purchase agreement with a US private equity firm, we seek to accelerate our growth and gain access to valuable industry resources.

Mission

Our mission is to revolutionize the translation industry and beyond by leveraging AI-driven technologies to make services more accessible, efficient, and impactful. We aim to empower freelance translators to build their portfolios, expand their networks, and connect with potential clients through our platform. Additionally, we strive to develop innovative AI solutions that enable businesses to seamlessly transition into the AI era, driving digital transformation and creating sustainable value for global users.

Our Translation Platform and Translation Services

TRSO offers a range of products and services, including:

1.	AI Translation Services: High-quality, AI-powered translation services for any pair of foreign languages, designed to meet the growing demand for efficient and accurate online translation.

2.	AI Applications: Innovative AI-driven solutions that address diverse business needs, from automation to data analysis and decision-making.

3.	Intelligent Device Management Systems: Platforms that enable seamless management and integration of IoT devices, enhancing operational efficiency for enterprises.

Competition

TRSO operates in highly competitive markets, including online translation services, AI-driven applications, and intelligent device management. Our competitors range from established translation service providers to tech giants and startups specializing in AI and IoT solutions. Key competitive factors include technological innovation, product quality, pricing, customer service, and the ability to adapt to evolving market demands. While we face intense competition, our focus on AI-driven solutions and strategic partnerships positions us to differentiate ourselves and capture market share.

Competitive Disadvantages

1.	Resource Constraints: While we have secured significant investment, our financial and operational resources may be limited compared to larger competitors, potentially impacting our ability to scale rapidly.

2.	Regulatory and Market Risks: Operating in global markets exposes us to regulatory complexities, geopolitical risks, and varying market conditions, which could impact our operations and expansion plans.

By addressing these challenges through strategic planning, innovation, and partnerships, we aim to mitigate competitive disadvantages and achieve long-term success.

Employees

There are 7 employees since September 9, 2024.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2. Description of Property

Our executive and administrative office is located at 706, Tower 4, Excellence Century Center, 2030 Jintian Road, Futian District, Shenzhen 518126, China. The space is adequate for our needs.

Item 3. Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

MARKET INFORMATION

TRANSUITE.ORG Inc.’s Class A common stock is traded on the OTC Markets. Effective March 29, 2023, Class A common stock began trading under the ticker symbol TRSO.

In 2024, the shares are quoted on the OTCQB tier of the OTC Markets operated by the OTC Markets Group, Inc.

Even if our common stock is quoted on the OTCQB, a purchaser of our common stock may not be able to resell their shares. Broker-dealers may be discouraged from effecting transactions in our common stock because they will be considered penny stocks and will be subject to the penny stock rules: Rules 15g-1 through 15g-9 promulgated under the Exchange Act which imposes sales practice and disclosure requirements on FINRA broker-dealers who make a market in a “penny stock.” A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share.

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

HOLDERS

As of March 11, 2025, the Company had 9,520,093 shares of our common stock issued and outstanding held by a total of 86 shareholders of record.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following summary of our operations should be read in conjunction with our audited financial statements for the years ended November 30, 2024 and 2023, which are included herein.

	Year Ended
	November 30,
	2024	2023	Changes	%

Revenue	$-	$59,003	(59,003)	(100%)
Cost of Sales	-	20,100	(20,100)	(100%)
Gross Profit	-	38,903	(38,903)	(100%)
Operating expenses	363,584	48,045	315,539	657%
Other expenses	5,517	5,677	(160)	(3%)
Net Loss	$369,101	$14,819	$315,379	2,128%

We recognized no revenues for the year ended November 30, 2024 and recognized revenue of $59,003 and gross profit of $38,903 from translation services for the year ended November 30, 2023.

In 2024, the Company did not generate revenue as we focused on a comprehensive reorganization effort. This included establishing a new management team, defining a new business direction, and developing new products and services that extend beyond our traditional translation services.

TRSO is actively building an AI-driven ecosystem that integrates advanced AI translation systems, innovative AI applications, and intelligent device management platforms. This strategic expansion positions us at the forefront of AI innovation, addressing the evolving needs of global enterprises and consumers.

Regarding the resumption of translation services, the Company plans to incorporate them as part of our broader AI-driven offerings. We expect to recognize revenue from translation services and other operations once our new products and services are fully launched and operational. A specific timeline for revenue recognition will be communicated as we progress in our development and go-to-market strategy.

Net loss increased to $369,101 for the year ended November 30, 2024 from $14,819 for the year ended November 30, 2023 due to the decrease in revenues and increase in operating expenses.

Operating expenses for year ended November 30, 2024 increased to $363,584 from $48,045 for the year ended November 30, 2023 mainly due to the increase in server lease expense, audit fees, consulting fees, listing fees, legal fees and bad debt expense.

Liquidity and Capital Resources

Working Capital

	As of	As of
	November 30,	November 30,
	2024	2023	Changes	%

Current Assets	$36,553	$134,298	$(112,745)	(73%)
Current Liabilities	$209,118	$171,620	$37,498	22%
Working Capital Deficiency	$(172,565)	$(37,322)	$(75,247)	161%

Cash Flows

	Year Ended
	November 30,
	2024	2023	Changes	%

Cash flows used in operating activities	$(191,882)	$(114,334)	$(77,548)	68%
Cash flows used in investing activities	-	(22,000)	22,000	(100%)
Cash flows provided by financing activities	202,620	147,112	55,508	38%
Net changes in cash	$10,738	$10,778	$(40)	-

As at November 30, 2024, our Company had a working capital deficiency of $172,565 compared with a working capital deficiency of $37,322 as at November 30, 2023. The increase in working capital deficit was primarily due to the decrease in cash and prepaid expense as well as the increase in accounts payable and accrued liabilities, accrued interest and due to related parties.

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the year ended November 30, 2024, net cash used in operating activities was $191,882 compared to $114,334 used during the year ended November 30, 2023.

Cash flows used in operating activities during the year ended November 30, 2024, comprised of a net loss of $369,101, which was reduced by amortization of $13,070 and imputed interest of $3,321 and net changes in operating assets and liabilities of $160,828.

Cash flows used in operating activities during the year ended November 30, 2023, comprised of a net loss of $14,819, which was reduced by amortization of $8,781 and imputed interest of $5,677 and net changes in operating assets and liabilities of $113,973.

Cash Flow from Investing Activities

During the year ended November 30, 2024, we did not have any investing activities.

During the year ended November 30, 2023, we invested $22,000 on acquisition of database.

Cash Flow from Financing Activities

During the years ended November 30, 2024 and 2023, we had net cash provided by financing activities of $202,620 and $147,112, respectively.

During the year ended November 30, 2024, we received proceed from loans of $148,442 and advancement from former director of $54,178.

During the year ended November 30, 2023, we received proceed from a convertible note payable of $153,520 and proceeds from a related party loan payable of $24,086, offset by repayments on the related party loan payable of $30,494.

Going Concern

As of the year ended November 30, 2024, we had an accumulated deficit of $436,269 and negative operating cash flow of $191,882 for year ended November 30, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand, loan from related parties and n its ability to raise additional funds through public or private offering. While we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements, and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in our future operations.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on our financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Our financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Fair Value of Financial Instruments

ASC 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1: defined as observable inputs such as quoted prices in active markets;

Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3: defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash, prepayments and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. Our Company’s management believes that these recent pronouncements will not have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

TRANSUITE.ORG INC.

CONSOLIDATED FINANCIAL STATEMENTS

JP CENTURION & PARTNERS PLT Reg. No: 202006000025 (LLP0025093-LCA) & AF 002366 Chartered Accountants A Firm registered with Malaysian Institute of Accountants and US PCAOB	No. 36G-2, Jalan Radin Anum Bandar Baru Sri Petaling 57000 Kuala lumpur Malaysia Tel: +603 9057 3131

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Transuite Org Inc

732 S 6th

#4304 Las Vegas

NV 89101

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Transuite. Org Inc. and its subsidiary (the 'Company') as of November 30, 2024 and the related consolidated statements of operations, consolidated statements of stockholders' deficit, and consolidated statements of cash flows for the year ended November 30, 2024 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2024, and the results of its operations and its cash flows for the year ended November 30, 2024 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had an accumulated deficit of$436,269 at November 30, 2024 and negative operating cash flow of $191,882 for the year ended November 30, 2024. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current year audit of the financial statements that were communicated or required to be communicated to those charged with governance that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

JP CENTURION & PARTNERS PLT (ID: 6723)

We have served as the Company’s auditor since 2025.

Kuala Lumpur, Malaysia March 17, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – former auditor

Board of Directors and Shareholders of

Transuite.org Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Transuite.org Inc. as of November 30, 2023, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Transuite.org Inc. as of November 30, 2023, and the results of its operations and its cash flows for the year then ended November 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 3 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Transuite.org Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Transuite.org Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Mac Accounting Group & CPAs, LLP

We have served as Transuite.org Inc.'s auditor since 2022.

Midvale, Utah

March 14, 2024

PCAOB ID: 6258

 Transuite.Org Inc.

Consolidated Balance Sheets

	November 30,	November 30,
	2024	2023
ASSETS
Current Assets
Cash	$-	$10,815
Fund held in trust	21,553	-
Due from related party	15,000	-
Prepaid	-	123,483
Total Current Assets	$36,553	$134,298

Other Assets
Intangible assets, net	41,607	54,677
Total Assets	$78,160	$188,975

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$53,248	$18,100
Accrued interest	2,196	-
Due to related party	154	-
Convertible notes	153,520	153,520
Total Current Liabilities	209,118	171,620

Loan payable	148,442	-
Loan payable - related party	-	50,671

Total Liabilities	357,560	222,291

STOCKHOLDERS' DEFICIT
Common Stock: $0.001 par value, 75,000,000 shares authorized, 4,046,760 shares issued and outstanding	4,047	4,047
Additional paid-in capital	143,843	35,826
Accumulated deficit	(436,269)	(73,189)
Total deficit attributed to Transuite.Org. Inc.	(288,379)	(33,316)
Non-controlling interest	8,979	-
Total Stockholders' Deficit	(279,400)	(33,316)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$78,160	$188,975

The accompanying notes are an integral part of these audited consolidated financial statements

Transuite.Org Inc.

Consolidated Statements of Operations

	Year Ended
	November 30,
	2024	2023

Revenues	$-	$59,003
Cost of sales	-	20,100
Gross Profit	-	38,903

Operating Expenses
General and administrative expenses	$124,303	$8,937
Professional fees	215,396	30,327
Bad debt expense	10,815	-
Amortization	13,070	8,781
Total operating expenses	363,584	48,045

Net loss from operations	(363,584)	(9,142)

Other expense
Interest expense	(5,517)	(5,677)
Total other expense	(5,517)	(5,677)

Net loss before taxes	(369,101)	(14,819)
Provision for income taxes	-	-
Net loss	(369,101)	(14,819)
Less: Net loss attributable to non-controlling interest	(6,021)	-
Net loss attributable to Transuite.Org. Inc.	$(363,080)	$(14,819)

Net Loss Per Common Share – Basic and Diluted	$(0.09)	$(0.00)

Weighted Average Common Shares Outstanding	4,046,760	4,046,760

The accompanying notes are an integral part of these audited consolidated financial statements

Transuite.Org Inc.

Consolidated Statements of Stockholders’ Deficit

For the year ended November 30, 2024 and 2023

			Additional				Total
	Common stock		Paid-in	Accumulated		Non-controlling	Shareholders'
	Shares	Amount	Capital	Deficit	Total	Interest	Deficit

Balance, November 30, 2022	4,046,760	$4,047	$30,149	$(58,370)	$(24,174)	$-	$(24,174)
Imputed interest	-	-	5,677	-	5,677	-	5,677
Net loss	-	-	-	(14,819)	(14,819)	-	(14,819)
Balance, November 30, 2023	4,046,760	4,047	35,826	(73,189)	(33,316)	-	(33,316)
Acquisition of subsidiary	-	-	-	-	-	15,000	15,000
Imputed interest	-	-	3,321	-	3,321	-	3,321
Forgiveness of loan payable to related party	-	-	104,696	-	104,696	-	104,696
Net loss	-	-	-	(363,080)	(363,080)	(6,021)	(369,101)
Balance, November 30, 2024	4,046,760	$4,047	$143,843	$(436,269)	$(288,379)	$8,979	$(279,400)

The accompanying notes are an integral part of these audited consolidated financial statements

Transuite.Org Inc.

Consolidated Statements of Cash Flows

	Year Ended
	November 30,
	2024	2023

Cash Flows from Operating Activities:
Net loss	$(369,101)	$(14,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	13,070	8,781
Imputed interest	3,321	5,677
Changes in operating assets and liabilities:
Prepaid	123,483	(123,483)
Accounts payable and accrued liabilities	35,149	9,510
Accrued Interest	2,196	-
Net Cash Used in Operating Activities	(191,882)	(114,334)

Cash Flows from Investing Activities:
Purchase of intangible assets	-	(22,000)
Net Cash Used in Investing Activities	-	(22,000)

Cash Flows from Financing Activities:
Proceeds from convertible note payable	-	153,520
Proceeds from loans	148,442	-
Proceeds from loan payable – related party	54,178	24,086
Repayment of loan payable – related party	-	(30,494)
Net Cash Provided by Financing Activities	202,620	147,112

Net Change in Cash and Cash Equivalents	10,738	10,778
Cash and Cash Equivalents, beginning of period	10,815	37
Cash and Cash Equivalents, end of period	$21,553	$10,815

Cash consists of:
Cash	$-	$10,815
Funds held in trust	21,553	-
	$21,553	$10,815

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Disclosure:
Forgiveness of loan payable to related party	$104,696	$-

The accompanying notes are an integral part of these audited consolidated financial statements

Transuite.Org Inc.

Notes to the Audited Consolidated Financial Statements

November 30, 2024 and 2023

NOTE 1 - NATURE OF OPERATIONS

Transuite.Org Inc. (the “Company”, “TRSO”) was incorporated under the laws of the State of Nevada in June 15, 2018. TRSO is an online translation service provider that offers high-quality professional translation services for any pair of foreign languages. At TRSO, we strive to make translation services more accessible, efficient, and capable of meeting the demand for quality online translation services. Our plan is to expand the platform to allow end-users to connect with freelance translators, facilitating discussions on suitable collaboration conditions and accessing appropriate services. Our mission is to empower freelance translators to build their portfolios, expand their networks, and connect with potential clients through our platform. Beyond translation services, TRSO is actively building an AI-driven ecosystem that integrates advanced AI translation systems, innovative AI applications, and intelligent device management platforms. Our strategic expansion positions us at the forefront of AI innovation, addressing the evolving needs of global enterprises and consumers. TRSO is led by a world-class international team with over a decade of experience across AI, Web3.0, blockchain, IoT, and finance. Leveraging our expertise in large-scale AI model applications, we aim to develop groundbreaking solutions that empower businesses to seamlessly transition into the AI era while delivering tangible value to users worldwide.

On November 24, 2024, the Company and other founders formed Goldfinch Group Holdings Ltd. In which the Company holds a 70% controlling interest.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompany audited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and are presented in US dollars. The Company uses the accrual basis of accounting and has adopted a November 30 fiscal year end.

On November 19, 2024, the Board of Directors of the Company approved a resolution to change the Company’s fiscal year end from November 30 to December 31, effective immediately as of the date of the board resolution.

The Company will file form 10-KT for one-month transitional period ended December 31, 2024.

BASIS OF CONSOLIDATION

These consolidated financial statements include the accounts of the Company and its 70% owned subsidiaries of Goldfinch Group Holdings Ltd. All material intercompany balances and transactions have been eliminated.

RECLASSIFICATION

Certain amounts from prior period have been reclassified to conform to the current period presentation. These reclassifications had no impact on reported operating and net loss.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, “Fair Value Measurements and Disclosures”, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value.

The carrying amounts of financial instruments such as accounts payable and note payable approximate their fair values because of the short maturity of these instruments.

BUSINESS COMBINATIONS

In accordance with Accounting Standards Codification (“ASC”) 805-10, Business Combinations (“ASC 805-10”), the Company accounts for all business combinations using the acquisition method of accounting. Under this method, assets and liabilities, including any remaining non-controlling interests, are recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed, and non-controlling interests is recognized as goodwill. Certain adjustments to the assessed fair values of the assets, liabilities, or non-controlling interests made subsequent to the acquisition date, but within the measurement period, which is up to one year, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded in income. Any cost or equity method interest that the Company holds in the acquired company prior to the acquisition is re-measured to fair value at acquisition with a resulting gain or loss recognized in income for the difference between fair value and the existing book value. Results of operations of the acquired entity are included in the Company’s results from the date of the acquisition onward and include amortization expense arising from acquired tangible and intangible assets.

CASH AND CASH EQUIVALENTS

For the purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. During the year ended November 30, 2024, the bank account, which was registered under the former of the Company, was written off upon the change of director as the Company not able to recover the fund and bad debt expense of $10,815 was incurred in the Statements of Operations. As of November 30, 2024 and November 30, 2023, the Company had cash of $0 and $10,815, respectively.

Funds held in trust comprise funds held in a trust account by the Company’s legal counsel. As of November 30, 2024 and 2023, the Company had $21,553 and $0 in funds held in trust, which are also considered cash equivalent.

PREPAID EXPENSE

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense.

As of November 30, 2024 and November 30, 2023, there were $0 and $123,483 in prepaid expenses, respectively. The prepaid balance as of November 30, 2023 is related to a 12-month Server Lease. The 12-month Server Lease was not accounted for under ASC 842 due to the Company’s election to not apply the recognition requirements of ASC 842 to short-term leases (leases with terms of twelve months or less). The balance was amortized straight-line over the 12-month term of the lease which commenced on November 8, 2023. During the year ended November 30, 2024 and 2023, we recognized $123,483 and $8,038 of server expense, respectively.

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

ADVERTISING AND PROMOTION

The Company expenses the costs of advertising and promotion as incurred. Advertising and promotion for the years ended November 30, 2024 and 2023 totaled $0.

INTANGIBLE ASSETS

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

We capitalized website development and databases costs of $64,500 amortized over a 5-year life. During the year ended November 30, 2024 and 2023, we incurred $13,070 and $8,781 amortization expense, respectively. As of November 30, 2024 and November 30, 2023, the intangible assets were $41,607 and $54,677, net of accumulated amortization of $22,893 and $9,823, respectively.

LONG LIVED ASSETS

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value.

REVENUE RECOGNITION

The Company recognizes revenue from the sale of products in accordance with ASC 606, “Revenue Recognition” following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

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

During the year ended November 30, 2024 and 2023, we have generated $0 and $59,003 revenue, respectively. The translation services were provided by the Company’s CEO and translators hired by the Company. During the years ended November 30, 2023, twelve customers accounted for 100%, including three customers making up 10% or more each.

CONVERTIBLE FINANCIAL INSTRUMENTS

The Company account for our convertible financial instruments in accordance with ASC 470-20 “Debt with Conversion and Other Options.” The Company do not separately present in equity an embedded conversion feature of the convertible debts and do not record BCF on the issuance of convertible notes with conversion rate below the Company’s market stock price on the date of note issuance.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. If applicable, diluted net income per share assumes the conversion, exercise or issuance of all common stock instruments, such as convertible notes, unless the effect is to reduce a loss or increase earnings per share.

For the year ended November 30, 2024 and 2023, the following convertible note was excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	November 30,	November 30,
	2024	2023
	(Shares)	(Shares)
Convertible Notes	5,117,333	5,117,333

INCOME TAXES

The Company accounts for income taxes pursuant to FASB ASC 740 “Income Taxes”. Pursuant to ASC 740 deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures ("ASU 2023-09"), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact this update will have on our consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which require public companies disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. We are currently evaluating the impact this update will have on our consolidated financial statements and disclosures.

We have evaluated all other recently issued, but not yet effective, accounting pronouncements and do not believe that these accounting pronouncements will have any material impact on our consolidated financial statements or disclosures upon adoption.

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $436,269 at November 30, 2024 and negative operating cash flow of $191,882 for year ended November 30, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand, loan from related parties and n its ability to raise additional funds through public or private offering. While we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements, and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in our future operations.

NOTE 4 – LOAN PAYABLE

On September 15, 2024, the Company entered into a loan agreement with a non-affiliate party at $128,401 to support operating expense of the Company. The loan has a maturity date of September 15, 2026 and interest rate at 8% per annum.

On November 25, 2024, Goldfinch Group Holdings Ltd. entered into a loan agreement with a non-affiliate party at $20,041 (CNY145,172) to support legal set-up cost of the Company. The loan has a maturity date of November 25, 2026 and interest rate at 10% per annum.

During the year ended November 30, 2024 and 2023, interest expense was $2,196 and $0, respectively. As of November 30, 2024 and November 30, 2023, the accrued interest payable was $2,196 and $0, respectively.

As of November 30, 2024 and November 30, 2023, the loan payable was $148,442 and $0, respectively.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On November 8, 2023, the Company issued a convertible promissory note to a non-affiliate at $153,520. The convertible note is non-interest bearing, has a maturity date of November 8, 2024 and is convertible at $0.03 per share of the Company’s common stock. On August 21, 2024, the non-affiliate transferred and assigned the convertible note to another non-affiliate.

As of November 30, 2024 and November 30, 2023, convertible note payable was $153,520 and is currently at default.

NOTE 6 – RELATED PARTY TRANSACTIONS AND BALANCES

Loan Payable – Related Party

Effective June 15, 2018, the Company entered a Loan Agreement with its former CEO. The lender agreed to lend a total of $50,000 payable in applicable installments over the Term of the loan. The CEO agreed to an interest rate of 0% and a Term of 5 years. Effective October 6, 2022, the CEO agreed to increase maximum amount of the Loan to $100,000 and extend the Term to 7 years or until June 15, 2025. The amount due under the Loan was $0 and $50,671 as of November 30, 2024 and 2023, respectively. During the year ended November 30, 2024 and 2023, the former director for the Company who resigned on August 28, 2024 upon change of control, made payments to vendors on behalf of the Company of $54,178 and $24,086 and was repaid of $0 and $30,494, respectively. During the year ended November 30, 2024 and 2023, imputed interest of $3,321 and $5,677 were incurred and recorded to additional paid-in capital, respectively. Upon his resignation on August 28, 2024, the loan to the former director of $104,696 was forgiven and recorded to additional paid in capital.

During the year ended November 30, 2024, the director of the Company made payment to vendors of $154 on behalf of the Company.

As of November 30, 2024 and November 30, 2023, the amount due to the related parties was $154 and $50,671, respectively.

Due from related party

As of November 30, 2024 and November 30, 2023, the amount due from the related party was $15,000 from a related company which holds 30% interest in Goldfinch Group Holdings Ltd. and $0, respectively.

NOTE 7 - EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

As of November 30, 2024 and November 30, 2023, the issued and outstanding common stock was 4,046,760 shares.

NOTE 8 - INCOME TAX

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of November 30, 2024 and 2023, are as follows:

	November 30,	November 30,
	2024	2023
Net operating loss carryforward	$442,290	$73,189
Statutory tax rate	21%	21%
Deferred tax asset	92,881	15,370
Less: Valuation allowance	(92,881)	(15,370)
Net deferred asset	$-	$-

The valuation allowance increased by $77,511 and $3,112 during the years ended November 30, 2024 and 2023, respectively. As of November 30, 2024, the Company had approximately $442,000 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2028 and 2034. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2018 through 2024 are subject to review by the tax authorities.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to November 30, 2024 to the date these financial statements were issued and has determined that it has the below material subsequent event to disclose in these financial statements.

On January 25, 2025, the Company entered into an Equity Purchase Agreement with Williamsburg Venture Holdings, LLC, a Nevada limited liability company, pursuant to which the Investor agreed to invest up to $5,000,000 over a 24-month period. During the term, the Company shall be entitled to put to Williamsburg, and the Williamsburg shall be obligated to purchase, such number of shares of the Company’s common stock and at such price as are determined in accordance with the Equity Purchase Agreement. The per share purchase price for the Williamsburg Put Shares will be equal to 90% the lowest traded price of the Common Stock on the principal market during the five (5) consecutive trading days immediately preceding the date which Williamsburg received the Williamsburg Put Shares as DWAC Shares in its brokerage account (as reported by Bloomberg Finance L.P., or other reputable source).

On March 6, 2025, the Company amended the Equity Purchase Agreement with Williamsburg Venture Holdings, LLC to increase the Maximum Commitment Amount from $5 million to $10 million.

On February 7, 2025, the Company issued 67,500 shares of common stock issued to Williamsburg Venture Holdings, LLC.

On March 3, 2025, the Company issued 221,000 shares of common stock to five consultants for service rendered.

On March 6, 2025, the Company issued 67,500 shares of common stock issued to Williamsburg Venture Holdings, LLC.

On March 7, 2025, the Company issued 5,117,333 shares of common stock from conversion of convertible note of $153,520.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 21, 2025, our Board of Directors approved the dismissal of Mac Accounting Group & CPAs, LLP (“Mac Accounting”) as the Company’s independent registered public accounting firm, effective immediately.

Mac Accounting’s reports on the Company’s financial statements as of and for the years ended November 30, 2023, and 2022 contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except to indicate that there is substantial doubt as to their ability to continue as a going concern

In connection with the audits of the Company's financial statements for the fiscal years ended November 30, 2023 and 2022, and in the subsequent interim period through February 21, 2025, there were no disagreements with Mac Accounting on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of Mac Accounting, would have caused Mac Accounting to make reference to the matter in their report. There were no reportable events (as that term is described in Item 304(a)(1)(v) of Regulation S-K) during the two fiscal years ended November 30, 2023, and 2022, or in the subsequent interim period through February 21, 2025.

 On February 21, 2025, the Board of Directors of the Company approved the appointment of JP Centurion & Partners PLT (“JP Centurion”) as the Company’s new independent registered public accounting firm for the fiscal year ending November 30, 2024. During the Company’s two most recent fiscal years November 30, 2023 and 2022, and in the subsequent interim period through February 21, 2025, neither the Company nor anyone acting on its behalf consulted with JP Centurion with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of the Company, and no written report or oral advice was provided by JP Centurion to the Company that JP Centurion concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was the subject of either a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2024, using the  criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2024, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We lack an adequate internal control structure – Due to the size of the Company we do not have the appropriate control activities, risk assessment procedures, controls over information and communication, or effective monitoring controls.

2.

We did not implement appropriate information technology controls – As at November 30, 2024, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors. Further, there are no IT controls in place to prevent changes to, or misstatement in, financial reporting.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2024 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the year ended November 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following information sets forth the names of our officers and directors, their present positions, and some brief information about their background.

Name	Age	Position(s)	Director Since	Resignation
Jinghua Song	39	Chief Executive Officer/Director	October 28, 2024
Mengqing Fan	55	Chief Financial Officer/ Director/Chairman of the Board/President/Secretary/ Treasurer	October 28, 2024
Zhenlong Zhao	59	Chief Executive Officer/Chief Financial Officer/Secretary/Director	August 28, 2024	October 28, 2024
Andrii Krot	31	Independent director	February 12, 2024	August 28, 2024
Michal Wisniewski	48	President, Director, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary of Board of Directors.	June 15, 2018	August 28, 2024

Background of Officers and Directors

Jinghua Song

2013 – 2017 President of Dongguan cool electronic commerce Co., LTD

2017 – 2019 President of Shenzhen ingenuity Software Co., LTD

2019 – 2024 President of Shenzhen Alabo Number Calculation Co., LTD

Mr. Song is proficient in mathematical modeling, with over ten years of algorithm development experience. National Senior System Architect, Rich experience in hundred billions level big data mining. Started focusing on AI coding since 2013. AI Architect, with a cumulative development of 30+ AI digital underlying engine bases. deeply involved in industrial digitization and data assetization for over a decade, serving a large number of industries and enterprises.

Mr. Song obtained the Bachelor Degree in Mathematics from Zhengzhou University in 2009.

Mengqing Fan

2005– 2024 Partner, COO of Abri Partners LLC

Experienced investment advisor with twenty years. Entrepreneur and specialist with global experience in business development and management, financial management, financing, M&As, restructuring, resource integration.

Ms. Fan obtained the Master Degree in Computer Science from California State University in 2001.

Zhenlong Zhao

Zhenlong Zhao served as Executive Director and Bengang Guangda Metallurgical Materials Manufactory, accumulated rich industrial management experience, and made significant contributions to the company's development from year 2029 to year 2021. From year 2022 to 2024, Zhenlong Zhao operated Thirty Six Jewelry Sales Store in Hunnan District, Shenyang City, focusing on high-end jewelry sales and improving customer service and marketing skills.

Andrii Krot

Mr. Krot holds a bachelor's degree in corporate law. In 2017 Mr. Krot obtained a Master’s degree in Public International Law from University of Warsaw, Poland. From September 2013 to January 2020, Mr. Krot held senior positions within the Ministry of Internal Affairs, being Head of Legal Affairs Department. From March 2020, Mr. Krot practiced with a leading Warsaw law firm, in international law department.

Michal Wisniewski

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

Item 11. Executive Compensation

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The following table sets forth information regarding each element of compensation that we pay or award to our named executive officers for the fiscal year ended November 30, 2024 and 2023.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jinghua Song(1)	2024	--	--	--	--	--	--	--	--
CEO, Director	2023	--	--	--	--	--	--	--	--

Mengqing Fan(2)	2024	--	--	--	--	--	--	--	--
CEO, Director, President, Secretary, Treasurer	2023	--	--	--	--	--	--	--	--

Zhenlong Zhao(3)	2024	--	--	--	--	--	--	--	--
CEO, CFO, Secretary, Director	2023	--	--	--	--	--	--	--	--

Andrii Krot(4)	2024	--	--	--	--	--	--	--	--
President, Diretor/ CEO, CFO, Treasurer, Secretary	2023	--	--	--	--	--	--	--	--

Michal Wisniweski(5)	2024	--	--	--	--	--	--	--	--
CEO, CFO, Director	2023	--	--		--				--

Note 1: Junghua Song was appointed as CEO and Director on October 28, 2024.

Note 2: Mengqing Fan was appointed as CFO, Director, Chairman of the Board, President, Secretary and Treasurer on October 28, 2024.

Note 3: Zhenlong Zhao was appointed as CEO, CFO, Secretary and Director on August 28, 2024 and resigned on October 28, 2024.

Note 4: Andri Krot was appointed as President, Director, CEO, CFO and Secretary on February 12, 2024 and resigned on August 28, 2024.

Note 5: Michal Wisniewski was appointed as CEO, CFO and Director on June 15, 2018 and was resigned on February 12, 2024.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any officer or director.

DIRECTOR COMPENSATION

We have not compensated our Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 11, 2025 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Aurora Peak Holdings Ltd., Flat B 4/F Wing Lam Mansion Road, 1D San Lau Street, Hung Hom Kln, Hong Kong	5,214,413 Shares of Common Stock	54.77%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 11, 2025. As of March 11, 2025, there were 9,520,093 shares of our Company’s common stock issued and outstanding.

Item 13. Certain Relationships and Related Transactions

During the year ended November 30, 2024 and 2023, the former director for the Company who resigned on August 28, 2024 upon change of control, made payment to vendors on behalf of the Company of $54,178 and $24,086 and was repaid of $0 and $30,494, respectively. During the year ended November 30, 2024 and 2023, imputed interest of $3,321 and $5,677 were incurred and recorded to additional paid-in capital, respectively. Upon his resignation on August 28, 2024, the loan to the former director of $104,696 was forgiven and recorded to additional paid in capital.

During the year ended November 30, 2024, the director of the Company made payment to vendors of $154 on behalf of the Company.

As of November 30, 2024 and November 30, 2023, the amount due to the related parties was $154 and $50,671, respectively.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended November 30, 2024 and for fiscal year ended November 30, 2023 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

M&K CPAS, PLLC

Fee Category	Year Ended November 30, 2024	Year Ended November 30, 2023

Audit Fees	$-	$3,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$-	$3,000

Mac Accounting Group & CPAs, LLP

Fee Category	Year Ended November 30, 2024	Year Ended November 30, 2023

Audit Fees	$16,398	$15,632
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$16,398	$15,632

JP Centurion & Partners PLT

Fee Category	Year Ended November 30, 2024	Year Ended November 30, 2023

Audit Fees	$12,800	$-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$12,800	$-

PART IV

Item 15. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Transuite.Org Inc.

Dated March 17, 2025	By:	/s/ Jinghua Song
Jinghua Song
Title: CEO, Director

Dated March 17, 2025	By:	/s/ Mengqing Fan
Mengqing Fan
Title: President, Secretary, Treasurer, CFO, Director

