Form 10-KT
period 2024-12-31
TRANSUITE.ORG INC.
filed 2025-03-28
CIK 1758699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from December 1, 2024 to December 31, 2024

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

Large accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

The aggregate market value of 1,046,760 Common Stock held by non-affiliates of the Registrant on June 30, 2024, was $5,757,180 based on a$5.50 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,520,093 common shares issued and outstanding as of March 26, 2025.

 EXPLANATORY NOTE

On November 19, 2024, the Board of Directors of the Company approved a resolution to change the Company’s fiscal year end from November 30 to December 31, effective immediately as of the date of the board resolution. This Form 10-KT reports the Company’s one-month transition period ended December 31, 2024.

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

Item 1C. Cybersecurity

We have implemented cybersecurity risk management procedures, in accordance with our risk profile and business size. We rely on our information technology to operate our business. As such, we have policies and processes designed to protect our information technology systems, some of which are managed by third parties, and resolve issues in a timely manner in the event of a cybersecurity threat or incident.

We have designed our business applications to minimize the impact that cybersecurity incidents could have on our business and have identified back-up systems where appropriate. We seek to further mitigate cybersecurity risks through a combination of monitoring and detection activities, use of anti-malware applications, employee training, quality audits and communication and reporting structures, among other processes. We have a trained group of people to carry out the activities of monitoring and detection of cybersecurity threats and respond to any cybersecurity threats or incidents. The Head of IT department is responsible for oversight of cybersecurity risks and addressing potential cybersecurity risks to business programs, employees, clients, vendors and partners. The Head of IT Department reports to our Chief Executive Officer who reports to the Audit Committee at the board-level, as appropriate.

As of December 31, 2024, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements.

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

HOLDERS

As of March 26, 2025, the Company had 9,520,093 shares of our common stock issued and outstanding held by a total of 86 shareholders of record.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following summary of our operations should be read in conjunction with our audited financial statements for the one-month transition period ended December 31, 2024 and 2023, which are included herein.

	One Month Ended
	December 31,
	2024	2023	Changes	%

Revenue	$-	$-	-	-
Operating expenses	21,645	16,210	5,435	34%
Other expenses	1,057	716	341	48%
Net Loss	$22,702	$16,926	$5,776	34%

We did not recognize any revenue during one month ended December 31, 2024 and 2023.

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

Net loss increased to $22,702 for the one month ended December 31, 2024 from $16,926 for the one month ended December 31, 2023 due to the increase in operating expenses and other expenses.

Operating expenses for one month ended December 31, 2024 increased to $21,645 from $16,210 for the one month ended December 31, 2023 mainly due to the increase in legal fees and consulting fees.

Other expenses for one month ended December 31, 2024 increased to $1,057 from $716 for the one month ended December 31, 2023. During December 2024, the Company incurred interest expense of $1,057 from loan from non-affiliates. During December 2023, the Company incurred imputed interest of $716 from loan to former director of the Company.

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

Liquidity and Capital Resources

The following table provides selected financial data about the Company as of December 31, 2024 and November 30, 2024.

Working Capital

	As of	As of
	December 31,	November 30,
	2024	2024	Changes	%

Current Assets	$31,103	$36,553	$(5,450)	(15%)
Current Liabilities	$225,294	$209,118	$16,176	8%
Working Capital Deficiency	$(194,191)	$(172,565)	$10,726	(6%)

As at December 31, 2024, our Company had a working capital deficiency of $194,191 compared with a working capital deficiency of $172,565 as at November 30, 2024. The increase in working capital deficit was primarily due to the decrease in fund held in trust as well as the increase in accounts payable, accrued liabilities and accrued interest and due to related party.

The following table provides selected financial data about the Company as of November 30, 2024 and November 30, 2023.

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

Cash Flows

One ended December 31, 2024, compared to the one month ended December 31, 2023

	One Month Ended
	December 31,
	2024	2023	Changes	%

Cash flows used in operating activities	$(7,450)	$(18,800)	$11,350	(60%)
Cash flows used in investing activities	-	-	-	-
Cash flows provided by financing activities	2,000	18,800	(16,800)	(89%)
Net changes in cash	$(5,450)	$-	$(5,450)	100%

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the one month ended December 31, 2024, net cash used in operating activities was $7,450 compared to $18,800 used during the one month ended December 31, 2023.

Cash flows used in operating activities during the one month ended December 31, 2024, comprised of a net loss of $22,702, which was reduced by amortization of $1,076 and net changes in operating assets and liabilities of $14,176.

Cash flows used in operating activities during the one month ended December 31, 2023, comprised of a net loss of $16,926, which was reduced by amortization of $1,076 and imputed interest of $716, and increased by net changes in operating assets and liabilities of $3,666.

Cash Flow from Investing Activities

We did not have any investing activities during the one month ended December 31, 2024 and 2023.

Cash Flow from Financing Activities

During the one month ended December 31, 2024 and 2023, we had net cash provided by financing activities of $2,000  and $18,800, respectively.

During the one month ended December 31, 2024, we received advancement from director of $2,000 for payment made to a vendor on behalf of the Company.

During the one month ended December 31, 2023, we received advancement from former director of $18,800 for payment made to a vendor on behalf of the Company.

Year ended November 30, 2024, compared to the year ended November 30, 2023.

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

Going Concern

As of the one month ended December 31, 2024, we had an accumulated deficit of $458,919 and negative operating cash flow of $7,450 for one month ended December 31, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand, loan from related parties and n its ability to raise additional funds through public or private offering. While we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements, and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in our future operations.

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

Item 8. Financial Statements and Supplementary Data

TRANSUITE.ORG INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 6723)	F-2

Consolidated Balance Sheets as of December 31, 2024, November 30, 2024 and November 30, 2023	F-3

Consolidated Statements of Operations for the one month ended December 31, 2024 and 2023 and year ended November 30, 2024 and 2023	F-4

Consolidated Statements of Changes in Stockholder’s Equity (Deficit) for the one month ended December 31, 2024 and 2023 and year ended November 30, 2024 and 2023	F-5

Consolidated Statements of Cash Flows for the one month ended December 31, 2024 and 2023 and year ended November 30, 2024 and 2023	F-6

Notes to the Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Transuite Org Inc

732 S 6th

#4304 Las Vegas NV 89101

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Transuite. Org Inc. and subsidiary (the ‘Company’) as of December 31, 2024 and November 30, 2024, and the related consolidated statements of operations, consolidated statements of stockholders’ deficit, and consolidated statements of cash flows for the one month ended of December 31, 2024 and the year ended November 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and November 30, 2024, and the results of its operations and its cash flows for the one month ended December 31, 2024 and the year ended November 30, 2024 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had an accumulated deficit of $458,919 at December 31, 2024 and negative operating cash flow of $7,450 for one month ended December 31, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

JP CENTURION & PARTNERS PLT (ID: 6723) We have served as the Company’s auditor since 2025. Kuala Lumpur, Malaysia March 28, 2025

 Transuite.Org Inc.

Consolidated Balance Sheets

	December 31,	November 30,	November 30,
	2024	2024	2023
ASSETS
Current Assets
Cash	$-	$-	$10,815
Fund held in trust	16,103	21,553	-
Due from related party	15,000	15,000	-
Prepaid	-	-	123,483
Total Current Assets	$31,103	$36,553	$134,298

Other Assets
Intangible assets, net	40,531	41,607	54,677
Total Assets	$71,634	$78,160	$188,975

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$66,367	$53,248	$18,100
Accrued interest	3,253	2,196	-
Due to related party	2,154	154	-
Convertible note	153,520	153,520	153,520
Total Current Liabilities	225,294	209,118	171,620

Loan payable	148,442	148,442	-
Loan payable - related party	-	-	50,671

Total Liabilities	373,736	357,560	222,291

STOCKHOLDERS' DEFICIT
Common Stock: $0.001 par value, 75,000,000 shares authorized, 4,046,760 shares issued and outstanding	4,047	4,047	4,047
Additional paid-in capital	143,843	143,843	35,826
Accumulated deficit	(458,919)	(436,269)	(73,189)
Total deficit attributed to Transuite.Org. Inc.	(311,029)	(288,379)	(33,316)
Non-controlling interest	8,927	8,979	-
Total Stockholders' Deficit	(302,102)	(279,400)	(33,316)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$71,634	$78,160	$188,975

The accompanying notes are an integral part of these audited consolidated financial statements

Transuite.Org Inc.

Consolidated Statements of Operations

	One Month Ended		Year Ended
	December 31,		November 30,
	2024	2023	2024	2023

Revenues	$-	$-	$-	$59,003
Cost of sales	-	-	-	20,100
Gross Profit	-	-	-	38,903

Operating Expenses
General and administrative expenses	$-	$-	$124,303	$8,937
Professional fees	20,569	15,134	215,396	30,327
Amortization	1,076	1,076	13,070	8,781
Bad debt expense	-	-	10,815	-
Total operating expenses	21,645	16,210	363,584	48,045

Net loss from operations	(21,645)	(16,210)	(363,584)	(9,142)

Other expense
Interest expense	(1,057)	(716)	(5,517)	(5,677)
Total other expense	(1,057)	(716)	(5,517)	(5,677)

Net loss before taxes	(22,702)	(16,926)	(369,101)	(14,819)
Provision for income taxes	-	-	-	-
Net loss	(22,702)	(16,926)	(369,101)	(14,819)
Less: Net loss attributable to non-controlling interest	(52)	-	(6,021)	-
Net loss attributable to Transuite.Org. Inc.	$(22,650)	$(16,926)	$(363,080)	$(14,819)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.09)	$(0.00)

Weighted Average Common Shares Outstanding	4,046,760	4,046,760	4,046,760	4,046,760

The accompanying notes are an integral part of these audited consolidated financial statements

Transuite.Org Inc.

Consolidated Statements of Stockholders’ Deficit

For the one month ended December 31, 2024 and 2023

	Common stock		Additional Paid-in	Accumulated		Non-controlling	Total Shareholders'
	Shares	Amount	Capital	Deficit	Total	Interest	Deficit

Balance, November 30, 2022	4,046,760	$4,047	$30,149	$(58,370)	$(24,174)	$-	$(24,174)
Imputed interest	-	-	5,677	-	5,677	-	5,677
Net loss	-	-	-	(14,819)	(14,819)	-	(14,819)
Balance, November 30, 2023	4,046,760	$4,047	$35,826	$(73,189)	$(33,316)	$-	$(33,316)
Acquisition of subsidiary	-	-	-	-	-	15,000	15,000
Imputed interest	-	-	3,321	-	3,321	-	3,321
Forgiveness of loan payable to related party	-	-	104,696	-	104,696	-	104,696
Net loss	-	-	-	(363,080)	(363,080)	(6,021)	(369,101)
Balance, November 30, 2024	4,046,760	$4,047	$143,843	$(436,269)	$(288,379)	$8,979	$(279,400)

	Common stock		Additional Paid-in	Accumulated		Non-controlling	Total Shareholders'
	Shares	Amount	Capital	Deficit	Total	Interest	Deficit

Balance, November 30, 2024	4,046,760	$4,047	$143,843	$(436,269)	$(288,379)	$8,979	$(279,400)

Net loss				(22,650)	(22,650)	(52)	(22,702)
Balance, December 31, 2024	4,046,760	$4,047	$143,843	$(458,919)	$(311,029)	$8,927	$(302,102)

	Common stock		Additional Paid-in	Accumulated		Non-controlling	Total Shareholders'
	Shares	Amount	Capital	Deficit	Total	Interest	Deficit

Balance, November 30, 2023	4,046,760	$4,047	$35,826	$(73,189)	$(33,316)	$-	$(33,316)
Imputed interest	-	-	716	-	716	-	716
Net loss				(16,926)	(16,926)	-	(16,926)
Balance, December 31, 2023 (Unaudited)	4,046,760	$4,047	$36,542	$(90,115)	$(49,527)	$-	$(49,527)

The accompanying notes are an integral part of these audited consolidated financial statements

Transuite.Org Inc.

Consolidated Statements of Cash Flows

	One Month Ended		Year Ended
	December 31,		November 30,
	2024	2023	2024	2023

Cash Flows from Operating Activities:
Net loss	$(22,702)	$(16,926)	$(369,101)	$(14,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	1,076	1,076	13,070	8,781
Imputed interest	-	716	3,321	5,677
Changes in operating assets and liabilities:
Prepaid	-	10,960	123,483	(123,483)
Accounts payable and accrued liabilities	13,119	(14,626)	35,149	9,510
Accrued Interest	1,057	-	2,196	-
Net Cash Used in Operating Activities	(7,450)	(18,800)	(191,882)	(114,334)

Cash Flows from Investing Activities:
Purchase of intangible assets	-	-	-	(22,000)
Net Cash Used in Investing Activities	-	-	-	(22,000)

Cash Flows from Financing Activities:
Proceeds from convertible note payable	-	-	-	153,520
Proceeds from loans	-	-	148,442	-
Proceeds from loan payable – related parties	2,000	18,800	54,178	24,086
Repayment of loan payable – related party	-	-	-	(30,494)
Net Cash Provided by Financing Activities	2,000	18,800	202,620	147,112

Net Change in Cash and Cash Equivalents	(5,450)	-	10,738	10,778
Cash and Cash Equivalents, beginning of period	21,553	10,815	10,815	37
Cash and Cash Equivalents, end of period	$16,103	$10,815	$21,553	$10,815

Cash consists of:
Cash	$-	$10,815	$-	$10,815
Funds held in trust	16,103	-	21,553	-
	$16,103	$10,815	$21,553	$10,815

Supplemental Disclosure Information:
Cash paid for interest	$-	$-	$-	$-
Cash paid for taxes	$-	$-	$-	$-

Non-Cash Disclosure:
Forgiveness of loan payable to related party	$-	$-	$104,696	$-

The accompanying notes are an integral part of these audited consolidated financial statements

Transuite.Org Inc.

Notes to the Audited Consolidated Financial Statements

December 31, 2024

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

On November 24, 2024, the Company and other founders formed Goldfinch Group Holdings Ltd. In which the Company holds a 70% controlling interest.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompany audited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and are presented in US dollars. The Company uses the accrual basis of accounting and has adopted a December 31 fiscal year end.

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

CASH AND CASH EQUIVALENTS

For the purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. During the year ended November 30, 2024, the bank account, which was registered under the former of the Company, was written off upon the change of director as the Company not able to recover the fund and bad debt expense of $10,815 was incurred in the Statements of Operations. As of December 31, 2024, November 30, 2024 and November 30, 2023, the Company had $0, $0 and $10,815, respectively.

Funds held in trust comprise funds held in a trust account by the Company’s legal counsel. As of December 31, 2024, November 30, 2024 and November 30, 2023, the Company had $16,103, $21,553 and $0 in funds held in trust, which are also considered cash equivalent.

PREPAID EXPENSE

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense.

Commenced on November 8, 2023, prepaid expense was incurred related to a 12-month Server Lease. The 12-month Server Lease was not accounted for under ASC 842 due to the Company’s election to not apply the recognition requirements of ASC 842 to short-term leases (leases with terms of twelve months or less). The balance was amortized straight-line over the 12-month term of the lease which commenced on November 8, 2023. During the one month ended December 31, 2024 and 2023, we recognized $0 and $10,960 of server expense, respectively. Through November 30, 2024, the prepaid balance was fully amortized. As of December 31, 2024, November 30, 2024 and November 30, 2023, prepaid expense was $0, $0 and $123,483, respectively.

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

ADVERTISING AND PROMOTION

The Company expenses the costs of advertising and promotion as incurred. No advertising and promotion expense was incurred during the one month ended December 31, 2024 and 2023 and year ended November 30, 2024 and 2023.

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

We capitalized website development and databases costs of $64,500 amortized over a 5-year life. During the one month ended December 31, 2024 and 2023, we incurred $1,076 and $1,076 amortization expense, respectively. During the year ended November 30, 2024 and 2023, we incurred $13,070 and $8,781 amortization expense, respectively. As of December 31, 2024, November 30, 2024 and November 30, 2023, the intangible assets were $40,531, $41,607 and $54,677, net of accumulated amortization of $23,969, $22,893 and $9,823, respectively.

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

During the one month ended December 31, 2024 and 2023, we have not generated any revenue. During the year ended November 30, 2024 and 2023, we have generated $0 and $59,003 revenue, respectively. The translation services were provided by the Company’s CEO and translators hired by the Company. During the years ended November 30, 2023, twelve customers accounted for 100%, including three customers making up 10% or more each.

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

For the one month ended December 31, 2024 and 2023, the following convertible note was excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	December 31,	December 31,
	2024	2023
	(Shares)	(Shares)
Convertible Notes	5,117,333	5,117,333

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

As reflected in the financial statements, the Company had an accumulated deficit of $458,919 at December 31, 2024 and negative operating cash flow of $7,450 for one month ended December 31, 2024 and $191,882 for year ended November 30, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the one month ended December 31, 2024 and 2023, interest expense was $1,057 and $0, respectively. During the year ended November 30, 2024 and 2023, interest expense was $2,196 and $0, respectively. As of December 31, 2024, November 30, 2024 and November 30, 2023, the accrued interest payable was $3,253, $2,196 and $0, respectively.

As of December 31, 2024, November 30, 2024 and November 30, 2023, the loan payable was $148,442, $148,442 and $0, respectively.

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

As of December 31, 2024, November 30, 2024 and November 30, 2023, convertible note payable was $153,520 and currently at default.

NOTE 6 – RELATED PARTY TRANSACTIONS AND BALANCES

Loan Payable – Related Party

Effective June 15, 2018, the Company entered a Loan Agreement with its former CEO. The lender agreed to lend a total of $50,000 payable in applicable instalments over the Term of the loan. The CEO agreed to an interest rate of 0% and a Term of 5 years. Effective October 6, 2022, the CEO agreed to increase maximum amount of the Loan to $100,000 and extend the Term to 7 years or until June 15, 2025. The amount due under the Loan was $0, $0 and $50,671 as of December 31, 2024, November 30, 2024 and November 30, 2023, respectively. During the one month ended December 31, 2024 and 2023, the former director for the Company who resigned on August 28, 2024 upon change of control, made payments to vendors on behalf of the Company of $0 and $18,800, respectively. During the year ended November 30, 2024 and 2023, the former director for the Company made payments to vendors on behalf of the Company of $54,178 and $24,086 and was repaid of $0 and $30,494, respectively. During the one month ended December 31, 2024 and 2023, imputed interest of $0 and $716 were incurred and recorded to additional paid-in capital, respectively. During the year ended November 30, 2024 and 2023, imputed interest of $3,321 and $5,677 were incurred and recorded to additional paid-in capital, respectively. Upon his resignation on August 28, 2024, the loan to the former director of $104,696 was forgiven and recorded to additional paid in capital.

During the one month ended December 31, 2024 and 2023, the director of the Company made payment to vendors of $2,000 and $0 on behalf of the Company, respectively During the year ended November 30, 2024 and 2023, the director of the Company made payment to vendors of $154 and $0 on behalf of the Company, respectively.

As of December 31, 2024, November 30, 2024 and November 30, 2023, the amount due to the director of the Company was $2,154, $154 and $0, respectively.

Due from related party

As of December 31, 2024, November 30, 2024 and November 30, 2023, the amount due from the related party was $15,000, $15,000 and $0, respectively, from a related company which holds 30% interest in Goldfinch Group Holdings Ltd.

NOTE 7 - EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

As of December 31, 2024, November 30, 2024 and November 30, 2023, the issued and outstanding common stock was 4,046,760 shares.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2024, November 30, 2024 and November 30, 2023, are as follows:

	December 31,	November 30,	November 30,
	2024	2024	2023
Net operating loss carryforward	$464,992	$442,290	$73,189
Statutory tax rate	21%	21%	21%
Deferred tax asset	97,648	92,881	15,370
Less: Valuation allowance	(97,648)	(92,881)	(15,370)
Net deferred asset	$-	$-	$-

The valuation allowance increased by $4,767 during the one month ended December 31, 2024, respectively. As of December 31, 2024, the Company had approximately $465,000 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2028 and 2034. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2018 through 2024 are subject to review by the tax authorities.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to December 31, 2024 to the date these financial statements were issued and has determined that it has the below material subsequent event to disclose in these financial statements.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

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

2.

We did not implement appropriate information technology controls – As at December 31, 2024, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors. Further, there are no IT controls in place to prevent changes to, or misstatement in, financial reporting.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11. Executive Compensation

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The following table sets forth information regarding each element of compensation that we pay or award to our named executive officers for the one month ended December 31, 2024 and 2023 and year ended November 30, 2024 and 2023.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 26, 2025 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Aurora Peak Holdings Ltd., Flat B 4/F Wing Lam Mansion Road, 1D San Lau Street, Hung Hom Kln, Hong Kong	5,214,413 Shares of Common Stock	54.77%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 26, 2025. As of March 26, 2025, there were 9,520,093 shares of our Company’s common stock issued and outstanding.

Item 13. Certain Relationships and Related Transactions

Loan Payable – Related Party

During the one month ended December 31, 2024 and 2023, the former director for the Company who resigned on August 28, 2024 upon change of control, made payments to vendors on behalf of the Company of $0 and $18,800, respectively. During the year ended November 30, 2024 and 2023, the former director for the Company made payments to vendors on behalf of the Company of $54,178 and $24,086 and was repaid of $0 and $30,494, respectively. During the one month ended December 31, 2024 and 2023, imputed interest of $0 and $716 were incurred and recorded to additional paid-in capital, respectively. During the year ended November 30, 2024 and 2023, imputed interest of $3,321 and $5,677 were incurred and recorded to additional paid-in capital, respectively.  Upon his resignation on August 28, 2024, the loan to the former director of $104,696 was forgiven and recorded to additional paid in capital.

During the one month ended December 31, 2024 and 2023, the director of the Company made payment to vendors of $2,000 and $0 on behalf of the Company. During the year ended November 30, 2024, the director of the Company made payment to vendors of $154 on behalf of the Company.

As of December 31, 2024, November 30, 2024 and November 30, 2023, the amount due to the director of the Company was $2,154, $154 and $0, respectively.

Due from related party

As of December 31, 2024, November 30, 2024 and November 30, 2023, the amount due from the related party was $15,000, $15,000 and $0, respectively, from a related company which holds 30% interest in Goldfinch Group Holdings Ltd.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for the one-month transition period ended December 31, 2024 and 2023 as well as year ended November 30, 2024 and 2023 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

One Month Ended December 31, 2024 and 2023

Fee Category	One Month Ended December 31, 2024	One Month Ended December 31, 2023

Audit Fees	$2,300	$4,075
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$2,300	$4,075

Year Ended November 30, 2024 and 2023

Fee Category	Year Ended November 30, 2024	Year Ended November 30, 2023

Audit Fees	$29,198	$18,632
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$29,198	$18,632

PART IV

Item 15. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1

Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2

Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Transuite.Org Inc.

Dated March 28, 2025	By:	/s/ Jinghua Song
Jinghua Song
Title: CEO, Director

Dated March 28, 2025	By:	/s/ Mengqing Fan
Mengqing Fan
Title: President, Secretary, Treasurer, CFO, Director

