Form 10-Q
period 2025-03-31
TRANSUITE.ORG INC.
filed 2025-05-13
CIK 1758699

U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-255178

TRANSUITE.ORG INC.
(Exact name of registrant as specified in its charter)

Nevada	7370	30-1129581
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

732 S 6th St# 4304

Las Vegas NV 89101

775-295-4295

(Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐     No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

10,495,093 Shares of Common Stock as of May 7, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Transuite.Org Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS
Current Assets
Fund held in trust	$383	$16,103
Due from related party	15,000	15,000
Prepaid	14,685	-
Deferred Share Issuance Cost	254,750	-
Total Current Assets	$284,818	$31,103

Other Assets
Intangible assets, net	37,303	40,531
Total Assets	$322,121	$71,634

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$85,155	$66,367
Accrued interest	6,323	3,253
Due to related party	11,760	2,154
Convertible note	-	153,520
Total Current Liabilities	103,238	225,294

Loan payable	195,262	148,442

Total Liabilities	298,500	373,736

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock: $0.001 par value, 75,000,000 shares authorized, 9,520,093 shares and 4,046,760 shares issued and outstanding, respectively	9,520	4,047
Additional paid-in capital	950,490	143,843
Accumulated deficit	(945,166)	(458,919)
Total equity (deficit) attributed to Transuite.Org. Inc.	14,844	(311,029)
Non-controlling interest	8,777	8,927
Total Stockholders’ Equity (Deficit)	23,621	(302,102)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$322,121	$71,634

The accompanying notes are an integral part of the condensed consolidated financial statements.

Transuite.Org Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

Operating Expenses
General and administrative expenses	$103	$-
Professional fees (including stock-based compensation of $408,850 and $0, respectively)	479,997	45,660
Amortization	3,228	3,228
Total operating expenses	483,328	48,888

Net loss from operations	(483,328)	(48,888)

Other expense
Interest expense	(3,069)	(1,329)
Total other expense	(3,069)	(1,329)

Net loss before taxes	(486,397)	(50,217)
Provision for income taxes	-	-
Net loss	(486,397)	(50,217)
Less: Net loss attributable to non-controlling interest	(150)	-
Net loss attributable to Transuite.Org. Inc.	$(486,247)	$(50,217)

Net Loss Per Common Share – Basic and Diluted	$(0.09)	$(0.01)

Weighted Average Common Shares Outstanding	5,616,436	4,046,760

The accompanying notes are an integral part of the condensed consolidated financial statements.

Transuite.Org Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the three months ended March 31, 2025 and March 31, 2024

(Unaudited)

For three months ended March 31, 2025

			Additional			Non-	Total
	Common stock		Paid-in	Accumulated		controlling	Shareholders’
	Shares	Amount	Capital	Deficit	Total	Interest	Equity (Deficit)
Balance, December 31, 2024 (Audited)	4,046,760	$4,047	$143,843	$(458,919)	$(311,029)	$8,927	$(302,102)
Stock-based compensation	221,000	221	408,629	-	408,850	-	408,850
Issuance of common stock as commitment shares	135,000	135	249,615	-	249,750	-	249,750
Issuance of common stock for conversion of convertible note	5,117,333	5,117	148,403	-	153,520	-	153,520
Net loss	-	-	-	(486,247)	(486,247)	(150)	(486,397)
Balance, March 31, 2025 (Unaudited)	9,520,093	$9,520	$950,490	$(945,166)	$14,844	$8,777	$23,621

For three months ended March 31, 2024

			Additional			Non-	Total
	Common stock		Paid-in	Accumulated		controlling	Shareholders’
	Shares	Amount	Capital	Deficit	Total	Interest	Equity (Deficit)

Balance, December 31, 2023 (Unaudited)	4,046,760	$4,047	$35,826	$(89,398)	$(49,525)	$-	$(49,525)
Imputed interest	-	-	1,329	-	1,329	-	1,329
Net loss				(50,217)	(50,217)	-	(50,217)
Balance, March 31, 2024 (Unaudited)	4,046,760	$4,047	$37,155	$(139,615)	$(98,413)	$-	$(98,413)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Transuite.Org Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(486,397)	$(50,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	3,228	3,228
Imputed interest	-	1,329
Share-based compensation	408,850	-
Changes in operating assets and liabilities:
Prepaid	(14,685)	21,180
Deferred Share Issuance Cost	(5,000)	-
Accounts payable and accrued liabilities	18,788	(3,011)
Accrued Interest	3,070	-
Net Cash Used in Operating Activities	(72,146)	(27,491)

Cash Flows from Financing Activities:
Proceeds from loans	46,820	-
Proceeds from loan payable	9,606	27,491
Net Cash Provided by Financing Activities	56,426	27,491

Net Change in Cash and Cash Equivalents	(15,720)	-
Cash and Cash Equivalents, beginning of period	16,103	10,815
Cash and Cash Equivalents, end of period	$383	$10,815

Cash consists of:
Cash	$-	$10,815
Funds held in trust	383	-
	$383	$10,815

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Disclosure:
Issuance of common stock as commitment shares	$249,750	$-
Conversion of convertible notes payable	$153,520	-

 The accompanying notes are an integral part of the condensed consolidated financial statements.

Transuite.Org Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

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

On November 24, 2024, the Company and other founders formed Goldfinch Group Holdings Ltd. In which the Company holds a 70% controlling interest.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2024 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2024 included in the Company’s Form 10-KT as filed with the Securities and Exchange Commission on March 28, 2025.

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

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. During the year ended November 30, 2024, the bank account, which was registered under the former of the Company, was written off upon the change of director as the Company not able to recover the fund and bad debt expense of $10,815 was incurred in the Statements of Operations. As of March 31, 2025 and December 31, 2024, the Company had $0 and $0, respectively.

Funds held in trust comprise funds held in a trust account by the Company’s legal counsel. As of March 31, 2025 and December 31, 2024, the Company had $383 and $16,103 in funds held in trust, which are also considered cash equivalent.

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense.

As of March 31, 2025 and December 31, 2024, there were $14,685 and $0 in prepaid expenses, respectively. The prepaid balance as of March 31, 2025 is related to annual fee of OTCQB amortized straight-line over the 12-month term which commenced on March 01, 2025. During the three months ended March 31, 2025, we incurred $1,335 of filing expense.

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

We capitalized website development and databases costs of $64,500, which is being amortized over a 5-year life. During the three months ended March 31, 2025 and March 31, 2024, we recognized $3,228 and $3,228 worth of amortization expense, respectively. As of March 31, 2025 and December 31, 2024, the intangible assets were $37,303 and $40,531, net of accumulated amortization of $27,197 and $23,969.

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

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. A disclosure for a contingent liability is made when there is a possible obligation or a present obligation that may, but probably will not, require an outflow of resources. Where there is a possible obligation or a present obligation in respect of which the likelihood of outflow of resources is remote, no provision or disclosure is made. Contingent assets are not recognized in the financial statements. A contingent asset is disclosed where an inflow of economic benefits is probable. Contingent assets are assessed continually and, if it is virtually certain that an inflow of economic benefits will arise, the asset and related income are recognized in the period in which the change occurs.

Related Party Balances and Transactions

The Company follows FASB ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transaction.

Convertible Financial Instruments

The Company account for our convertible financial instruments in accordance with ASC 470-20 “Debt with Conversion and Other Options.” The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a cash conversion feature (“CCF”) and (2) convertible instruments with a beneficial conversion feature (“BCF”). With the adoption of ASU2020-06, entities will not separately present in equity an embedded beneficial conversion feature from the convertible debts.

Share-Based Compensation

The Company accounts for share-based compensation under the fair value method in accordance with ASC 718, “Compensation – Stock Compensation,” which requires all such compensation to employees and non-employees to be calculated based on its fair value of the equity instrument at the grant date and recognized in the earnings over the requisite service or vesting period.

During the three months ended March 31, 2025 and 2024, the Company recorded $408,850 and $0 in stock-based compensation, respectively. The stock-based compensation incurred from common stock awarded to consultants was reported under professional fees in the statements of operation.

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

For the three months ended March 31, 2025 and 2024, the following convertible note was excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	March 31,	March 31,
	2025	2024
	(Shares)	(Shares)
Convertible Notes	-	5,117,333

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. The Company has not yet adopted this standard and is currently evaluating the impact this update will have on its financial statements and disclosures retrospectively upon the future adoption.

We have evaluated all other recently issued, but not yet effective, accounting pronouncements and do not believe that these accounting pronouncements will have any material impact on our consolidated financial statements or disclosures upon adoption.

Recent Adopted Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which require public companies disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The adoption of ASU 2023-07 has not had a material effect on the Company’s statements and disclosures.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $945,166 at March 31, 2025 and negative operating cash flow of $72,146 for three months ended March 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand, loan from related parties and its ability to raise additional funds through public or private offering. While we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements, and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in our future operations.

NOTE 4 – DEFERRED SHARE ISSUANCE COST

On January 25, 2025, the Company entered into an Equity Purchase Agreement with Williamsburg Venture Holdings, LLC, a Nevada limited liability company, pursuant to which the Investor agreed to invest up to $5,000,000 over a 24-month period. During the term, the Company shall be entitled to put to Williamsburg, and Williamsburg shall be obligated to purchase, such number of shares of the Company’s common stock and at such price as are determined in accordance with the Equity Purchase Agreement. The per share purchase price for the Williamsburg Put Shares will be equal to 90% the lowest traded price of the Common Stock on the principal market during the five (5) consecutive trading days immediately preceding the date which Williamsburg received the Williamsburg Put Shares as DWAC Shares in its brokerage account (as reported by Bloomberg Finance L.P., or other reputable source).

On March 6, 2025, the Company amended the Equity Purchase Agreement with Williamsburg Venture Holdings, LLC to increase the maximum commitment amount from $5 million to $10 million. The Company shall issue up to 270,000 commitment shares to Williamsburg. These shares will be earned and issued in tranches according to the following milestones:

•	50% of the commitment shares (135,000 shares) issued on the execution date
•	50% of the commitment shares (135,000 shares) will be issued once the investor reaches 50% of the maximum commitment amount.

During the three months ended March 31, 2025, upon the execution of the Equity Purchase Agreement, the Company issued 135,000 shares of common stock valued at $249,750 as commitment shares to the investor. During the three months ended March 31, 2025, the Company also made $5,000 to the investor as documentation fee for the reparation of the Equity Purchase Agreement and Registration Rights Agreement.

As of March 31, 2025, the deferred share issuance cost aggregated to $254,750. These costs are deferred and will be deducted from the proceeds from future stock issuance to the investor under the Equity Purchase Agreement.

NOTE 5 – LOAN PAYABLE

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

On March 31, 2025, the Company entered into a loan agreement with a non-affiliate party at $41,820 to support operating expense of the Company. The loan has a maturity date of March 31, 2027 and interest rate at 8% per annum.

On March 31, 2025, the Company entered into a loan agreement with a non-affiliate party at $5,000 to support operating expense of the Company. The loan has a maturity date of March 31, 2027 and interest rate at 8% per annum

During the three months ending March 31, 2025 and 2024, interest expense was $3,069 and $10, respectively. As of March 31, 2025 and December 31, 2024, the accrued interest payable was $6,323 and $3,253, respectively.

As of March 31, 2025 and December 31, 2024, the loan payable was $195,262 and $148,442, respectively.

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On November 8, 2023, the Company issued a convertible promissory note to a non-affiliate at $153,520. The convertible note is non-interest bearing, has a maturity date of November 8, 2024 and is convertible at $0.03 per share of the Company’s common stock. On August 21, 2024, the non-affiliate transferred and assigned the convertible note to another non-affiliate.

On March 06, 2025, the convertible note was fully converted into 5,117,333 shares of common stock.

As of March 31, 2025 and December 31, 2024, convertible note payable was $0 and $153,520, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS AND BALANCES

Loan payable

Effective June 15, 2018, the Company entered a loan agreement with its former CEO. The lender agreed to lend a total of $50,000 payable in applicable instalments over the Term of the loan. The CEO agreed to an interest rate of 0% and a term of 5 years. Effective October 6, 2022, the CEO agreed to increase maximum amount of the loan to $100,000 and extend the term to 7 years or until June 15, 2025. During the three months ended March 31, 2024, the former director for the Company who resigned on August 28, 2024 upon change of control, made payments to vendors on behalf of the Company of $27,491. During the three months ended March 31, 2024, imputed interest of $1,329 was incurred and recorded to additional paid-in capital. Upon his resignation on August 28, 2024, the loan to the former director of $104,696 was forgiven and recorded to additional paid in capital. The amount due under to loan was $0 as of March 31, 2025 and December 31, 2024, respectively.

During the three months ending March 31, 2025 and 2024, the current director of the Company, who was appointed on October 28, 2024, made payment to vendors of $9,606 and $0 on behalf of the Company, respectively. As of March 31, 2025 and December 31, 2024, the amount due to the director of the Company was $11,760 and $2,154, respectively.

Due from related party

As of March 31, 2025 and December 31, 2024, the amount due from the related party was $15,000 from a related company which holds 30% interest in Goldfinch Group Holdings Ltd.

NOTE 8 - EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On February 25, 2025, the Company issued an aggregate of 221,000 shares of common stock to four consultants for service rendered valued at $408,850.

During the three months ended March 31, 2025, upon the execution of the Equity Purchase Agreement with Williamburg Venture Holding, LLC, the Company issued an aggregate of 135,000 shares of common stock valued at $249,750 as commitment shares.

On March 06, 2025, a convertible note of $153,250 was fully converted to 5,117,333 shares of common stock.

As of March 31, 2025 and December 31, 2024, the issued and outstanding common stock was 9,520,093 and 4,046,760 shares, respectively.

NOTE 9 – SEGMENT REPORTING

Operating segments comprised of the components of an entity in which separate information is available for evaluation by the Company’s chief operating decision maker, or group of decision makers, in determining how to allocate resources in evaluating performance. The Company consists of a single reporting segment: translation service. The translation segment is comprised of the Company’s strive to make translation services more accessible, efficient, and capable of meeting the demand for quality online translation services. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer.

Since year 2024, no revenue has been generated as the Company focused on a comprehensive reorganization effort. This included establishing a new management team, defining a new business direction, and developing new products and services that extend beyond our traditional translation services. The Company is actively building an AI-driven ecosystem that integrates advanced AI translation systems, innovative AI applications, and intelligent device management platforms. The Company plans to resume translation services as part of its broader AI-driven offerings. We expect to recognize revenue from translation services and other operations once our new products and services are fully launched and operational.

The accounting policies of the translation service segment are as described in the summary of significant accounting policies. The CODM will evaluate the performance of the translation service segment based on the Company’s net income (loss) as reported in the Statements of Operations upon resumption of the translation services. The Company’s segment assets are reported on the Balance Sheets.

The Company currently focuses on the cost control and debt and equity financing to achieve its reorganization objective. Upon the resumption of translation service, the CODM will review performance based on gross profit, operating profit, net earnings and net earnings excluding the impact of the fair value adjustment, a non-GAAP financial measure. Operating profit will be reviewed to monitor the operating and administrative expenses of the Company. Through March 31, 2025, the Company do not have any operations or sources of revenue outside of the United States.

NOTE 10 – COMMITMENT AND CONTINGENCIES

On February 12, 2025, the Company entered into an agreement with 5D Partners LLC, a non-affiliate investment banker and financial advisor for fundraising, private placements, mergers and acquisitions and related services. The agreement commences on February 12, 2025, the effective date, and continues for a period of 12 months.

The Company will issue common stock as follows:

•	25,000 restricted common stock upon 6 months of the effective date; and
•	25,000 restricted common stock upon 12 months of the effective date.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to March 31, 2025 to the date these financial statements were issued and has determined that it has the below material subsequent event to disclose in these financial statements.

On April 3, 2025, the Company approved the issuance of 50,000 shares of common stock to its legal counsel for service rendered.

On April 15, 2025, the Company entered into an agreement with Williamsburg Ventures Holdings, LLC, a non-affiliate consultant firm assisting with communications with stockholders of the Company and the investment community and to identify potential strategic partners of the Company. The agreement commences on April 15, 2025 and continues for a period of 12 months. The consultant will earn a base fee of 300,000 shares of the Company’s restricted common stock for completion of assignment issued by the Company with additional performance based bonuses in proportion of the base fee. The Company will issue 150,000 shares of common stock upon the execution of the agreement, with the remaining 150,000 shares issued upon the six-month anniversary of the agreement.

On April 24, 2025, the Company issued 775,000 shares of common stock to five consultants for service rendered.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

Transuite. Org Inc. (the “Company”, “TRSO”) was incorporated under the laws of the State of Nevada in June 15, 2018. TRSO is an online translation service provider that offers high-quality professional translation services for any pair of foreign languages. At TRSO, we strive to make translation services more accessible, efficient, and capable of meeting the demand for quality online translation services. Our plan is to expand the platform to allow end-users to connect with freelance translators, facilitating discussions on suitable collaboration conditions and accessing appropriate services. Our mission is to empower freelance translators to build their portfolios, expand their networks, and connect with potential clients through our platform. Beyond translation services, TRSO is actively building an AI-driven ecosystem that integrates advanced AI translation systems, innovative AI applications, and intelligent device management platforms. Our strategic expansion positions us at the forefront of AI innovation, addressing the evolving needs of global enterprises and consumers. TRSO is led by a world-class international team with over a decade of experience across AI, Web3.0, blockchain, IoT, and finance. Leveraging our expertise in large-scale AI model applications, we aim to develop groundbreaking solutions that empower businesses to seamlessly transition into the AI era while delivering tangible value to users worldwide.

On November 24, 2024, the Company and other founders formed Goldfinch Group Holdings Ltd. In which the Company holds a 70% controlling interest.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

Results of Operations

The following summary of our operations should be read in conjunction with our audited financial statements for the three months ended March 31, 2025 and 2024, which are included herein.

	Three Months Ended
	March 31,
	2025	2024	Changes	%

Revenue	$-	$-	-	-
Operating expenses	483,328	48,888	434,440	889%
Other expenses	3,069	1,329	1,740	131%
Net Loss	$486,397	$50,217	$436,180	869%

During the three months ended March 31, 2025 and 2024, the Company did not generate revenue as we focused on a comprehensive reorganization effort. This included establishing a new management team, defining a new business direction, and developing new products and services that extend beyond our traditional translation services.

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

Net loss increased to $486,397 for the three months ended March 31, 2025 from $50,217 for the three months ended March 31, 2024 due to the increase in operating expense and other expense.

Operating expenses for three months ended March 31, 2025 increased to $483,328 from $48,888 for the three months ended March 31, 2024 mainly due to the increase in stock-based compensation, audit fees, accounting fees and legal fees. On February 25, 2025, the Company issued an aggregate of 221,000 shares of common stock to five consultants for service rendered valued at $408,850.

Liquidity and Capital Resources

The following table provides selected financial data about the Company as of March 31, 2025 and December 31, 2024

Working Capital

	As of	As of
	March 31,	December 31,
	2025	2024	Changes	%

Current Assets	$284,818	$31,103	$253,715	816%
Current Liabilities	$103,238	$225,294	$(122,056)	(54%)
Working Capital (Deficiency)	$181,580	$(194,191)	$131,659	(68%)

As at March 31, 2025, our Company had a working capital of $181,580 compared with a working capital deficiency of $194,191 as at December 31, 2024. The increase in working capital was primarily due to the increase in deferred share issuance cost of $254,750 and prepaid expense of $14,685.

Cash Flows

Three months ended March 31, 2025, compared to the three months ended March 31, 2024:

	Three Months Ended
	March 31,
	2025	2024	Changes	%

Cash flows used in operating activities	$(72,146)	$(27,491)	$(44,655)	162%
Cash flows used in investing activities	-	-	-	-
Cash flows provided by financing activities	56,426	27,491	28,935	105%
Net changes in cash	$(15,720)	$-	$(15,720)	(100%)

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the three months ended March 31, 2025, net cash used in operating activities was $72,146 compared to $27,491 used during the three months ended March 31, 2024.

Cash flows used in operating activities during the three months ended March 31, 2025, comprised of a net loss of $486,397, which was reduced by amortization of $3,228, stock-based compensation of $408,850 and net changes in operating assets and liabilities of $2,173.

Cash flows used in operating activities during the three months ended March 31, 2024, comprised of a net loss of $50,217, which was reduced by amortization of $3,228, imputed interest of $1,329 and net changes in operating assets and liabilities of $18,169.

Cash Flow from Investing Activities

We did not have any investing activities during the three months ended March 31, 2025 and 2024.

Cash Flow from Investing Activities

During the three months ended March 31, 2025 and 2024, we did not have any investing activities.

Cash Flow from Financing Activities

During the three months ended March 31, 2025 and 2024, we had net cash provided by financing activities of $56,426 and $27,491, respectively.

During the three months ended March 31, 2025, we received advancement from non-affiliates of $46,820 and advancement from the director of $9,606 for payment made to vendors on behalf of the Company.

During the three months ended March 31, 2024, we received advancement from the former director of $27,491 for payment made to vendors on behalf of the Company.

Going Concern

As of the three months ended March 31, 2025, we had an accumulated deficit of $945,166 and negative operating cash flow of $72,146 for three months ended March 31, 2025 These factors raise substantial doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand, loan from related parties and n its ability to raise additional funds through public or private offering. While we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements, and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in our future operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer, principal financial officer and principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer has concluded that as of such date, our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Transuite.Org Inc.

Dated May 13, 2025	By:	/s/ Jinghua Song
Jinghua Song
Title: CEO, Director

Dated May 13, 2025	By:	/s/ Mengqing Fan
Mengqing Fan
Title: President, Secretary, Treasurer, CFO, Director

