Form 10-Q
period 2025-06-30
TRANSUITE.ORG INC.
filed 2025-08-13
CIK 1758699

U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

14,415,093 Shares of Common Stock as of August 11, 2025

Transuite.Org Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS
Current Assets
Bank	$100	$-
Fund held in trust	-	16,103
Accounts receivable	50,000	-
Due from related party	15,000	15,000
Prepaid	10,680	-
Deferred Share Issuance Cost	254,750	-
Total Current Assets	$330,530	$31,103

Other Assets
Intangible assets, net	34,075	40,531
Total Assets	$364,605	$71,634

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$52,899	$66,367
Accrued interest	10,373	3,253
Due to related party	25,170	2,154
Convertible note	-	153,520
Total Current Liabilities	88,442	225,294

Loan payable	202,062	148,442

Total Liabilities	290,504	373,736

Commitments and Contingencies (Note 10)

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock: $0.001 par value, 75,000,000 shares authorized, 12,915,093 shares and 4,046,760 shares issued and outstanding, respectively	12,915	4,047
Additional paid-in capital	7,598,345	143,843
Accumulated deficit	(7,545,784)	(458,919)
Total equity (deficit) attributed to Transuite.Org. Inc.	65,476	(311,029)
Non-controlling interest	8,625	8,927
Total Stockholders' Equity (Deficit)	74,101	(302,102)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$364,605	$71,634

The accompanying notes are an integral part of the condensed consolidated financial statements.

Transuite.Org Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenues	$50,000	$-	$50,000	$-

Operating Expenses
General and administrative expenses	$820	$-	$923	$-
Professional fees (including stock-based compensation of $6,651,250 and $0 for three months ended June 30, 2025 and 2024 and $7,060,100 and $0 for six months ended June 30, 2025 and 2024, respectively)	6,641,396	39,386	7,121,393	85,046
Amortization	3,228	3,228	6,456	6,456
Total operating expenses	6,645,444	42,614	7,128,772	91,502

Net loss from operations	(6,595,444)	(42,614)	(7,078,772)	(91,502)

Other expense
Interest expense	(4,050)	(2,658)	(7,119)	(3,987)
Other expense	(1,276)	-	(1,276)	-
Total other expense	(5,326)	(2,658)	(8,395)	(3,987)

Net loss before taxes	(6,600,770)	(45,272)	(7,087,167)	(95,489)
Provision for income taxes	-	-	-	-
Net loss	$(6,600,770)	$(45,272)	(7,087,167)	(95,489)
Less: Net loss attributable to non-controlling interest	(152)	-	(302)	-
Net loss attributable to Transuite.Org. Inc.	$(6,600,618)	$(45,272)	$(7,086,865)	$(95,489)

Net Loss Per Common Share – Basic and Diluted	$(0.58)	$(0.01)	$(0.83)	$(0.02)

Weighted Average Common Shares Outstanding	11,429,324	4,046,760	8,538,938	4,046,760

The accompanying notes are an integral part of the condensed consolidated financial statements.

Transuite.Org Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the six months ended June 30, 2025 and June 30, 2024

(Unaudited)

For six months ended June 30, 2025

			Additional			Non-	Total Shareholders'
	Common stock		Paid-in	Accumulated		controlling	Equity
	Shares	Amount	Capital	Deficit	Total	Interest	(Deficit)
Balance, December 31, 2024 (Audited)	4,046,760	$4,047	$143,843	$(458,919)	$(311,029)	$8,927	$(302,102)

Stock-based compensation	221,000	221	408,629	-	408,850	-	408,850
Issuance of common stock as commitment shares	135,000	135	249,615	-	249,750	-	249,750
Issuance of common stock for conversion of convertible note	5,117,333	5,117	148,403	-	153,520	-	153,520
Net loss	-	-	-	(486,247)	(486,247)	(150)	(486,397)
Balance, March 31, 2025 (Unaudited)	9,520,093	$9,520	$950,490	$(945,166)	$14,844	$8,777	$23,622

Stock-based compensation	3,395,000	3,395	6,647,855	-	6,651,250	-	6,651,250
Net loss	-	-	-	(6,600,618)	(6,600,618)	(152)	(6,600,770)
Balance, June 30, 2025 (Unaudited)	12,915,093	$12,915	$7,598,345	$(7,545,784)	$65,476	$8,625	$74,101

For six months ended June 30, 2024

			Additional			Non-	Total
	Common stock		Paid-in	Accumulated		controlling	Shareholders'
	Shares	Amount	Capital	Deficit	Total	Interest	Deficit

Balance, December 31, 2023 (Unaudited)	4,046,760	$4,047	$35,826	$(89,398)	$(49,525)	$-	$(49,525)
Imputed interest	-	-	1,329	-	1,329	-	1,329
Net loss	-	-	-	(50,217)	(50,217)	-	(50,217)
Balance, March 31, 2024 (Unaudited)	4,046,760	$4,047	$37,155	$(139,615)	$(98,413)	$-	$(98,413)
Imputed interest	-	-	1,992	-	1,992	-	1,992
Net loss	-	-	-	(45,272)	(45,272)	-	(45,272)
Balance, June 30, 2024 (Unaudited)	4,046,760	$4,047	$39,147	$(184,887)	$(141,693)	$-	$(141,693)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Transuite.Org Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(7,087,167)	$(95,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	6,456	6,456
Imputed interest	-	3,321
Share-based compensation	7,060,100	-
Changes in operating assets and liabilities:
Accounts receivable	(50,000)	-
Prepaid	(10,680)	54,060
Deferred Share Issuance Cost	(5,000)	-
Accounts payable and accrued liabilities	(13,468)	(3,374)
Accrued Interest	7,120	-
Net Cash Used in Operating Activities	(92,639)	(35,026)

Cash Flows from Financing Activities:
Proceeds from loans	53,620	-
Proceeds from loan payable – related parties	23,016	35,026
Net Cash Provided by Financing Activities	76,636	35,026

Net Change in Cash and Cash Equivalents	(16,003)	-
Cash and Cash Equivalents, beginning of period	16,103	10,815
Cash and Cash Equivalents, end of period	$100	$10,815

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Disclosure:
Issuance of common stock as commitment shares	$249,750	$-
Conversion of convertible notes payable	153,520	-

 The accompanying notes are an integral part of the condensed consolidated financial statements.

Transuite.Org Inc.

Notes to the Condensed Consolidated Financial Statements

June 30, 2025

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

Transuite.Org Inc. ("TRSO") is a Nevada-incorporated artificial intelligence solutions provider founded on June 15, 2018, with its common shares publicly traded on the OTCQB market under the symbol TRSO. As an SEC-reporting issuer, the company maintains a steadfast commitment to delivering sustainable value to shareholders through innovative AI technologies.

Led by top AI scientists and powered by elite research team, TRSO has developed the world-leading AI Social Agent platform. This groundbreaking technology integrates multimodal intelligence, real-time translation, deviation correction learning, knowledge fusion, and complex reasoning capabilities - creating the most creative AI "super employees" that deliver extraordinary value to enterprises. As the global pioneer in "AI Workforce as a Service" (AWaaS), our innovative model enables enterprises to either rent or purchase AI employees as permanent knowledge assets, setting the global standard for enterprise AI adoption.

TRSO has established itself as a leader in AI-driven business solutions, offering pioneering AI Social Agent platforms for global enterprises. We are dedicated to making AI workforce deployment more accessible and efficient, enabling businesses to meet growing demands for intelligent automation. Our platform allows enterprises to rapidly deploy industry-specific AI social agents that integrate natively with major global platforms including WhatsApp, Telegram, and WeChat. These advanced agents deliver 24/7, hyper-realistic customer interactions while automating complex business processes, ultimately driving superior operational outcomes. Our mission centers on empowering organizations to build their AI workforce, enhance efficiency, and transform customer engagement through our revolutionary technology.

Building upon our AI social agent foundation, TRSO is developing a comprehensive AI ecosystem that combines multimodal intelligence, seamless social platform integration, and sophisticated business process automation. This strategic expansion positions the company at the vanguard of AI innovation, addressing evolving enterprise needs across multiple sectors including healthcare, e-commerce, and education.

The company benefits from the leadership of an internationally recognized team with roots in Tsinghua University, bringing more than ten years of specialized expertise in artificial intelligence, machine learning, natural language processing, and enterprise-grade solutions. Through our proprietary technologies and deep experience in large-scale AI model implementation, TRSO develops transformative solutions that help businesses successfully navigate the AI revolution while delivering concrete, measurable value to users worldwide.

On November 24, 2024, the Company and other founders formed Goldfinch Group Holdings Ltd. In which the Company holds a 70% controlling interest.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2024 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2024 included in the Company’s Form 10-KT as filed with the Securities and Exchange Commission on March 28, 2025.

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

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2025 and December 31, 2024, the Company had bank balance of $100 and $0, respectively.

Funds held in trust comprise funds held in a trust account by the Company’s legal counsel. As of June 30, 2025 and December 31, 2024, the Company had $0 and $16,103 in funds held in trust, which are also considered cash equivalent.

Accounts Receivable

Accounts receivables are recorded in accordance with ASC 310, “Receivables,” at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company does not currently have any amount recorded as an allowance for doubtful accounts. Based on the management’s estimate and based on all accounts being current, the Company has not deemed it necessary to reserve for doubtful accounts at this time.

As of June 30, 2025 and December 31, 2024, the Company had accounts receivable of $50,000 and $0, respectively.

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense.

As of June 30, 2025 and December 31, 2024, there were $10,680 and $0 in prepaid expenses, respectively. The prepaid balance as of June 30, 2025 is related to annual fee of OTCQB amortized straight-line over the 12-month term which commenced on March 01, 2025. During the six months ended June 30, 2025, we incurred $5,340 of filing expense.

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

We capitalized website development and databases costs of $64,500, which is being amortized over a 5-year life. During the six months ended June 30, 2025 and June 30, 2024, we recognized $6,456 and $6,456 worth of amortization expense, respectively. As of June 30, 2025 and December 31, 2024, the intangible assets were $34,075 and $40,531, net of accumulated amortization of $30,425 and $23,969.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue Recognition” following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company’s revenue derives from its AI-Driven Ecosystem Product Planning consulting service which enhances client’s operational capabilities, market reach, and technological infrastructure in the live e-commerce sector. In June 2025, the Company completed two core service contents “Research and Analysis” and “Strategic Proposal Development” and recognized service revenue of $50,000.

Share-Based Compensation

The Company accounts for share-based compensation under the fair value method in accordance with ASC 718, “Compensation – Stock Compensation,” which requires all such compensation to employees and non-employees to be calculated based on its fair value of the equity instrument at the grant date and recognized in the earnings over the requisite service or vesting period.

During the six months ended June 30, 2025 and 2024, the Company recorded $7,060,100 and $0 in stock-based compensation, respectively. The stock-based compensation incurred from common stock awarded to consultants was reported under professional fees in the statements of operation.

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

For the six months ended June 30, 2025 and 2024, the following convertible note was excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	June 30,	June 30,
	2025	2024
	(Shares)	(Shares)
Convertible Notes	-	5,117,333

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

As reflected in the financial statements, the Company had an accumulated deficit of $7,545,784 at June 30, 2025 and negative operating cash flow of $92,639 for six months ended June 30, 2025.

The Company's ability to continue as a going concern is contingent upon achieving future profitable operations and securing necessary financing to meet operational obligations. Management plans to fund operations over the next twelve months through existing cash reserves, loans from related parties, and potential capital raises via public or private offerings. While management is confident in its ability to obtain financing, generate revenue, meet regulatory requirements, and achieve commercial objectives, there can be no assurance that such funding will be secured or that future operations will be successful.

To improve its financial position, the Company has implemented a comprehensive strategy focused on:

1.	Revenue Growth – Expanding contracts with government and multinational clients while enhancing global service delivery capabilities
2.	Strategic Expansion – Acquiring high-potential AI and Web3 projects to strengthen technology offerings and attract top talent
3.	Market Development – Increasing participation in global industry events and executing targeted brand-building initiatives
4.	Technology Advancement – Systematically filing patents to protect core innovations and build intellectual property assets

Management believes these initiatives will drive sustained financial improvement. The Company will continue to monitor and report on their operational and financial progress.

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

During the six months ended June 30, 2025, upon the execution of the Equity Purchase Agreement, the Company issued 135,000 shares of common stock valued at $249,750 as commitment shares to the investor. During the six months ended June 30, 2025, the Company also made $5,000 to the investor as documentation fee for the reparation of the Equity Purchase Agreement and Registration Rights Agreement.

As of June 30, 2025, the deferred share issuance cost aggregated to $254,750. These costs are deferred and will be deducted from the proceeds from future stock issuance to the investor under the Equity Purchase Agreement.

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

On June 30, 2025, the Company entered into a loan agreement with the same non-affiliate party at $6,800 to support operating expense of the Company. The loan has a maturity date of  June 30, 2027 and interest rate at 8% per annum. As of June 30, 2025, the loan payable to the non-affiliate was $48,620.

On March 31, 2025, the Company entered into a loan agreement with a non-affiliate party at $5,000 to support operating expense of the Company. The loan has a maturity date of March 31, 2027 and interest rate at 8% per annum.

During the six months ending June 30, 2025 and 2024, interest expense was $7,119 and $3,987, respectively. As of June 30, 2025 and December 31, 2024, the accrued interest payable was $10,373 and $3,253, respectively.

As of June 30, 2025 and December 31, 2024, the loan payable was $202,062 and $148,442, respectively.

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

As of June 30, 2025 and December 31, 2024, convertible note payable was $0 and $153,520, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS AND BALANCES

Loan payable – related parties

Effective June 15, 2018, the Company entered a loan agreement with its former CEO. The lender agreed to lend a total of $50,000 payable in applicable instalments over the Term of the loan. The CEO agreed to an interest rate of 0% and a term of 5 years. Effective October 6, 2022, the CEO agreed to increase maximum amount of the loan to $100,000 and extend the term to 7 years or until June 15, 2025. During the three months ended March 31, 2024, the former director for the Company who resigned on August 28, 2024 upon change of control, made payments to vendors on behalf of the Company of $27,491. During the three months ended March 31, 2024, imputed interest of $1,329 was incurred and recorded to additional paid-in capital. Upon his resignation on August 28, 2024, the loan to the former director of $104,696 was forgiven and recorded to additional paid in capital. The amount due under to loan was $0 as of June 30, 2025 and December 31, 2024, respectively.

During the six months ending June 30, 2025 and 2024, the current director of the Company, who was appointed on October 28, 2024, made payment to vendors of $23,016 and $0 on behalf of the Company, respectively. As of June 30, 2025 and December 31, 2024, the amount due to the director of the Company was $25,170 and $2,154, respectively.

Due from related party

As of June 30, 2025 and December 31, 2024, the amount due from the related party was $15,000 from a related company which holds 30% interest in Goldfinch Group Holdings Ltd.

NOTE 8 - EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

During the three months ended March 31, 2025, the Company issued an aggregate of 221,000 shares of common stock to consultants for service rendered valued at $408,850.

During the three months ended March 31, 2025, upon the execution of the Equity Purchase Agreement with Williamburg Venture Holding, LLC, the Company issued an aggregate of 135,000 shares of common stock valued at $249,750 as commitment shares.

On March 06, 2025, a convertible note of $153,250 was fully converted to 5,117,333 shares of common stock.

During the three months ended June 30, 2025, the Company issued an aggregate of 3,395,000 shares of common stock to consultants for service rendered valued at $6,651,250.

As of June 30, 2025 and December 31, 2024, the issued and outstanding common stock was 12,915,093 and 4,046,760 shares, respectively.

NOTE 9 – SEGMENT REPORTING

Operating segments comprised of the components of an entity in which separate information is available for evaluation by the Company’s chief operating decision maker, or group of decision makers, in determining how to allocate resources in evaluating performance.  The Company consists of a single reporting segment: AI technology services. This segment is comprised of the Company's efforts to provide advanced AI solutions and related strategic consulting services. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer.

Since September 2024, the Company has focused on comprehensive strategic transformation and business restructuring efforts. This included establishing a new management team,defining a new AI-centric business direction, and developing innovative AI-driven products and service portfolios. The Company is actively building a comprehensive AI ecosystem that integrates advanced AI Social Agent technology, multimodal intelligent interaction systems, and intelligent business process automation solutions.

As of June 30, 2025, the company reported revenue of $50,000, primarily from strategic consulting services to provide AI-Driven Ecosystem Product to client. During this period, we focused on strategic transformation and comprehensive business restructuring: Our newly formed core management team established a development strategy centered around AI Social Agent technology, developing a series of innovative products and services around this focus.

With the full launch of our next-generation AI Social Agent products, we anticipate driving sustained revenue growth from AI technology services.

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

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to June 30, 2025 to the date these financial statements were issued and has determined that it has the below material subsequent event to disclose in these financial statements.

On July 8, 2025, the Company executed a Letter of Intent ("LOI") with SolanAI Global Limited (a Hong Kong-registered company), outlining a proposed transaction whereby TRSO would acquire 51% of SolanAI's issued and outstanding shares through the issuance of TRSO common stock (the "Transaction"). The LOI specifies that the Transaction will be executed based on a mutually agreed valuation of SolanAI to be determined following completion of due diligence. The agreement is contingent upon several conditions, including satisfactory due diligence results, approval by both companies' boards of directors, the absence of any material adverse changes, and receipt of all required third-party consents. The LOI incorporates mutual confidentiality provisions and grants either party the right to terminate the agreement in writing should due diligence findings prove unsatisfactory. It should be noted that this LOI does not establish a binding commitment to consummate the Transaction, as final execution remains subject to the negotiation and execution of definitive agreements.

In July 2025, the Company issued an aggregate of 1,500,000 shares of common stock to consultants for service rendered valued at $5,875,000.

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

GENERAL

Transuite.Org Inc.(“TRSO”) has successfully completed a transformative evolution from a traditional translation service provider to a cutting-edge artificial intelligence solutions company, positioning itself at the forefront of the rapidly expanding AI market.

Led by an internationally recognized team with deep expertise from prestigious institutions including Tsinghua University, the Company has developed the revolutionary AI Social Agent platform, establishing TRSO as the global pioneer in "AI Workforce as a Service" (AWaaS).

This strategic transformation, combined with the formation of Goldfinch Group Holdings Ltd. where TRSO holds a commanding 70% controlling interest, has created a robust foundation for sustainable growth and market leadership in the AI sector.

OUR CURENT BUSINESS

TRSO has successfully launched its flagship AI Social Agent platform, delivering breakthrough AI workforce solutions that seamlessly integrate with major global platforms including WhatsApp, Telegram, and WeChat. The Company's innovative AWaaS model enables enterprises to deploy sophisticated AI employees that provide 24/7 customer engagement while dramatically improving operational efficiency.

With the achievement of $50,000 in revenue during the first half of 2025 from AI-Driven Ecosystem Product Planning consulting services, TRSO has demonstrated strong commercial viability and market demand for its solutions.

The Company's comprehensive AI ecosystem addresses critical needs across healthcare, e-commerce,and education sectors, positioning TRSO to capture significant market share in the multi-billion dollar AI services market.

RECENT BUSINESS DEVELOPMENT

TRSO has achieved remarkable progress through strategic initiatives that have strengthened its market position and growth prospects.

The Company secured up to $10 million in committed funding through its amended equity purchase agreement with Williamsburg Venture Holdings, LLC, providing substantial financial resources for expansion.

The execution of a Letter of Intent to acquire 51% of SolanAI Global Limited represents a transformative opportunity to significantly enhance technological capabilities and accelerate market penetration.

Additionally, the strategic partnership with 5D Partners LLC for investment banking and M&A advisory services positions TRSO to pursue additional growth opportunities and optimize capital structure.

These developments,combined with systematic patent filing initiatives to protect core innovations, demonstrate management's commitment to building sustainable competitive advantages and long-term shareholder value.

Results of Operations for the three ended June 30, 2025 and June 30, 2024

The following summary of our operations should be read in conjunction with our audited financial statements for the three months ended June 30, 2025 and 2024, which are included herein.

	Three Months Ended
	June 30,
	2025	2024	Changes	%

Revenue	$50,000	$-	$50,000	100%
Operating Expenses	6,645,444	42,614	6,602,830	15,495%
Other expenses	5,326	2,658	2,668	100%
Net Loss	$6,600,770	$45,272	$6,555,498	14,480%

During the three months ended June 30, 2025 and 2024, the Company generated revenue of $50,000 and $0, respectively. During the three months ended June 30, 2025, the Company generated revenue from its AI-Driven Ecosystem Product Planning consulting service.

Net loss increased to $6,600,770 for the three months ended June 30, 2025 from $45,272 for the three months ended June 30, 2024 mainly due to the increase in operating expense.

Operating expenses for three months ended June 30, 2025 increased to $6,645,444 from $42,614 for the three months ended June 30, 2024 mainly due to the increase in stock-based compensation, audit fees, accounting fees and legal fees. During the three months ended June 30, 2025, the Company incurred stock-based compensation of $6,651,250 from the issuance of 3,395,000 shares of common stock to consultants for service rendered.

Results of Operations for the six months ended June 30, 2025 and June 30, 2024

The following summary of our operations should be read in conjunction with our audited financial statements for the six months ended June 30, 2025 and 2024, which are included herein.

	Six Months Ended
	June 30,
	2025	2024	Changes	%

Revenue	$50,000	$-	50,000	100%
Operating expenses	7,128,772	91,502	7,037,270	7,691%
Other expenses	8,395	3,987	4,408	111%
Net Loss	$7,087,167	$95,489	$7,041,678	7,374%

During the six months ended June 30, 2025 and 2024, the Company generated revenue of $50,000 and $0, respectively. During the six months ended June 30, 2025, the Company generated revenue from its AI-Driven Ecosystem Product Planning consulting service.

Net loss increased to $7,087,167 for the six months ended June 30, 2025 from $95,489 for the six months ended June 30, 2024 mainly due to the increase in operating expense.

Operating expenses for six months ended June 30, 2025 increased to $7,128,772 from $91,502 for the six months ended June 30, 2024 mainly due to the increase in stock-based compensation, audit fees, accounting fees and legal fees. During the six months ended June 30, 2025, the Company incurred stock-based compensation of $7,060,100 from the issuance of 3,616,000 shares of common stock to consultants for service rendered.

Liquidity and Capital Resources

The following table provides selected financial data about the Company as of June 30, 2025 and December 31, 2024

Working Capital

	As of	As of
	June 30,	December 31,
	2025	2024	Changes	%

Current Assets	$330,530	$31,103	$299,427	963%
Current Liabilities	$88,442	$225,294	$(136,852)	(61%)
Working Capital Deficiency	$242,088	$(194,191)	$162,575	(84%)

As at June 30, 2025, our Company had a working capital of $242,088 compared with a working capital deficiency of $194,191 as at December 31, 2024. The increase in working capital was primarily due to the increase in deferred share issuance cost of $254,750, accounts receivable of $50,000 and prepaid expense of $10,680 and the decrease in convertible note of $153,250.

Cash Flows

Six months ended June 30, 2025, compared to the six months ended June 30, 2024:

	Six Months Ended
	June 30,
	2025	2024	Changes	%

Cash flows used in operating activities	$(92,639)	$(35,026)	$(57,613)	165%
Cash flows used in investing activities	-	-	-	-
Cash flows provided by financing activities	76,636	35,026	41,610	119%
Net changes in cash	$(16,003)	$-	$(16,003)	(100%)

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the six months ended June 30, 2025, net cash used in operating activities was $92,639 compared to $35,026 used during the six months ended June 30, 2024.

Cash flows used in operating activities during the six months ended June 30, 2025, comprised of a net loss of $7,087,167, which was reduced by amortization of $6,456, stock-based compensation of $7,060,100 and was increased by net changes in operating assets and liabilities of $72,028.

Cash flows used in operating activities during the six months ended June 30, 2024, comprised of a net loss of $95,489, which was reduced by amortization of $6,456, imputed interest of $3,321 and net changes in operating assets and liabilities of $50,686.

Cash Flow from Investing Activities

During the six months ended June 30, 2025 and 2024, we did not have any investing activities.

Cash Flow from Financing Activities

During the six months ended June 30, 2025 and 2024, we had net cash provided by financing activities of $76,636 and $35,026, respectively.

During the six months ended June 30, 2025, we received advancement from non-affiliates of $53,620 and advancement from the director of $23,016 for payment made to vendors on behalf of the Company.

During the six months ended June 30, 2024, we received advancement from the former director of $35,026 for payment made to vendors on behalf of the Company.

Going Concern

As of the six months ended June 30, 2025, we had an accumulated deficit of $7,545,784 and negative operating cash flow of $92,639 for six months ended June 30, 2025.

While TRSO continues to invest heavily in its transformative growth strategy, the Company has demonstrated significant progress in strengthening its financial foundation and operational capabilities.

The improvement in working capital from a deficit of $194,191 to a positive $242,088 reflects effective financial management and successful execution of the business transformation. Management has implemented a comprehensive strategy focused on accelerating revenue growth through expanded client relationships, strategic acquisitions to enhance technology offerings, and systematic intellectual property development.

With committed funding of up to $10 million available through the Williamsburg agreement and strong early revenue generation demonstrating market validation, TRSO is well-positioned to achieve sustainable profitability and deliver exceptional returns to shareholders as the AI market continues its rapid expansion.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue Recognition” following the five steps procedure:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2025. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2025.

Our disclosure controls and procedures reflect the company’s current stage of development and organizational structure. Currently, our Chief Executive Officer and Director assumes core responsibility for financial processes, including the identification, authorization, approval, accounting for, and disclosure of significant estimates, related-party transactions, and unusual transactions. We are evaluating and planning to implement additional control measures, including the introduction of independent review mechanisms, to further enhance the effectiveness and reliability of our internal controls.

Changes in Internal Control Over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management do not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2025, the Company issued an aggregate of 221,000 shares of common stock to consultants for service rendered valued at $408,850.

During the three months ended March 31, 2025, upon the execution of the Equity Purchase Agreement with Williamburg Venture Holding, LLC, the Company issued an aggregate of 135,000 shares of common stock valued at $249,750 as commitment shares.

On March 06, 2025, a convertible note of $153,250 was fully converted to 5,117,333 shares of common stock.

During the three months ended June 30, 2025, the Company issued an aggregate of 3,395,000 shares of common stock to consultants for service rendered valued at $6,651,250.

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

Transuite.Org Inc.

Dated August 13, 2025	By:	/s/ Mengqing Fan
Mengqing Fan
Title: CEO, Director

Dated August 13, 2025	By:	/s/ Wei Zhen
Wei Zhen
Title: CFO, Director

