Form 10-Q
period 2025-09-30
TRANSUITE.ORG INC.
filed 2025-11-18
CIK 1758699

U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

60,059,093 Shares of Common Stock as of November 17, 2025

Transuite.Org Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$14,030	$-
Fund held in trust	-	16,103
Accounts receivable	15,000	-
Other receivable and prepayment	16,062	-
Due from related party	-	15,000
Deferred share issuance cost	254,750	-
Total Current Assets	$299,842	$31,103

Other Assets
Goodwill	12,501,149	-
Intangible assets, net	24,607,847	40,531
Total Assets	$37,408,838	$71,634

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$85,353	$66,367
Accrued interest	14,477	3,253
Due to related party	3,212	2,154
Convertible note	-	153,520
Stock payable	50,000	-
Total Current Liabilities	153,042	225,294

Loan payable	172,062	148,442
Contingent liability	22,875,281	-

Total Liabilities	23,200,385	373,736

Commitments and Contingencies (Note 12)

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock: $0.001 par value, 75,000,000 shares authorized, 47,869,093 shares and 4,046,760 shares issued and outstanding, respectively	47,869	4,047
Additional paid-in capital	42,592,082	143,843
Accumulated deficit	(28,429,710)	(458,919)
Total equity (deficit) attributed to Transuite.Org. Inc.	14,210,241	(311,029)
Non-controlling interest	(1,788)	8,927
Total Stockholders' Equity (Deficit)	14,208,453	(302,102)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$37,408,838	$71,634

The accompanying notes are an integral part of the condensed consolidated financial statements.

Transuite.Org Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenues	$65,000	$-	$115,000	$-

Operating Expenses
General and administrative expenses	$6,321	$-	$8,520	$-
Professional fees (including stock-based compensation of $20,878,790 and $0 for three months ended September 30, 2025 and 2024 and $27,938,890 and $0 for nine months ended September 30, 2025 and 2024, respectively)	20,929,582	186,797	28,050,975	271,843
Amortization	3,228	3,386	9,684	9,842
Total operating expenses	20,939,131	190,183	28,069,179	281,685

Net loss from operations	(20,874,131)	(190,183)	(27,954,179)	(281,685)

Other expense
Interest expense	(4,105)	-	(11,224)	(3,987)
Total other expense	(4,105)	-	(11,224)	(3,987)

Net loss before taxes	(20,878,236)	(190,183)	(27,965,403)	(285,672)
Provision for income taxes	-	-	-	-
Net loss	$(20,878,236)	$(190,183)	$(27,965,403)	$(285,672)
Less: Net loss attributable to non-controlling interest	(685)	-	(685)	-
Net loss attributable to Transuite.Org.Inc.	$(20,877,551)	$(190,183)	$(27,964,718)	$(285,672)

Net Loss Per Common Share – Basic and Diluted	$(0.96)	$(0.05)	$(2.15)	$(0.07)

Weighted Average Common Shares Outstanding	21,803,604	4,046,760	13,009,081	4,046,760

The accompanying notes are an integral part of the condensed consolidated financial statements.

Transuite.Org Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the six months ended September 30, 2025 and September 30, 2024

(Unaudited)

For nine months ended September 30, 2025

	Common stock		Additional Paid-in	Accumulated		Non-controlling	Total Shareholders' Equity
	Shares	Amount	Capital	Deficit	Total	Interest	(Deficit)
Balance, December 31, 2024 (Audited)	4,046,760	$4,047	$143,843	$(458,919)	$(311,029)	$8,927	$(302,102)

Stock-based compensation	221,000	221	408,629	-	408,850	-	408,850
Issuance of common stock as commitment shares	135,000	135	249,615	-	249,750	-	249,750
Issuance of common stock for conversion of convertible note	5,117,333	5,117	148,403	-	153,520	-	153,520
Net loss				(486,247)	(486,247)	(150)	(486,397)
Balance, March 31, 2025 (Unaudited)	9,520,093	$9,520	$950,490	$(945,166)	$14,844	$8,777	$23,621

Stock-based compensation	3,395,000	3,395	6,647,855	-	6,651,250	-	6,651,250

Net loss	-	-	-	(6,600,618)	(6,600,618)	(152)	(6,600,770)
Balance, June 30, 2025 (Unaudited)	12,915,093	$12,915	$7,598,345	$(7,545,784)	$65,476	$8,625	$74,101

Stock-based compensation	11,954,000	11,954	20,816,836	-	20,828,790	-	20,828,790
Issuance of common stock for acquisition of Goldfinch Group Holdings Ltd.	3,000,000	3,000	(3,000)	(6,375)	(6,375)	(8,625)	(15,000)
Issuance of common stock for acquisition of SolanAI Global Ltd.	10,000,000	10,000	12,489,901	-	12,499,901	(1,103)	12,498,798
Issuance of common stock for acquisition of Xirangsheng (Shenzhen) Health Technology Co., Ltd.	10,000,000	10,000	1,690,000	-	1,700,000	-	1,700,000
Net loss	-	-	-	(20,877,551)	(20,877,551)	(685)	(20,878,236)
Balance, September 30, 2025 (Unaudited)	47,869,093	$47,869	$42,592,082	$(28,429,710)	$14,210,241	$(1,788)	$14,208,453

For nine months ended September 30, 2024

	Common stock		Additional Paid-in	Accumulated		Non-controlling	Total Shareholders'
	Shares	Amount	Capital	Deficit	Total	Interest	Deficit

Balance, December 31, 2023 (Unaudited)	4,046,760	$4,047	$35,826	$(89,398)	$(49,525)	$-	$(49,525)
Imputed interest	-	-	1,329	-	1,329	-	1,329
Net loss				(50,217)	(50,217)	-	(50,217)
Balance, March 31, 2024 (Unaudited)	4,046,760	$4,047	$37,155	$(139,615)	$(98,413)	$-	$(98,413)
Imputed interest	-	-	1,992	-	1,992	-	1,992
Net loss				(45,272)	(45,272)	-	(45,272)
Balance, June 30, 2024 (Unaudited)	4,046,760	$4,047	$39,147	$(184,887)	$(141,693)	$-	$(141,693)
Forgiveness of loan payable to related party	-	-	104,696	-	104,696	-	104,696
Net loss	-	-	-	(190,183)	(190,183)	-	(190,183)
Balance, September 30, 2024 (Unaudited)	4,046,760	$4,047	$143,843	$(375,070)	$(227,180)	$-	$(227,180)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Transuite.Org Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(27,965,403)	$(285,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	9,684	9,842
Imputed interest	-	3,321
Share-based compensation	27,938,890	-
Changes in operating assets and liabilities:
Accounts receivable	(15,000)	-
Prepaid Expense	(6,675)	98,640
Deferred Share Issuance Cost	(5,000)	-
Accounts payable and accrued liabilities	4,071	49,992
Accrued Interest	11,224	-
Net Cash Used in Operating Activities	(28,209)	(123,877)

Cash Flows from Investing Activities:
Net funds from acquisition of Xirangsheng (Shenzhen) Health Technology Co., Ltd.	1,458	-
Net Cash Provided by Investing Activities	1,458	-

Cash Flows from Financing Activities:
Proceeds from loans	53,620	-
Repayment of loans	(30,000)	-
Proceed from related party	2,013	-
Proceeds from loan payable – related parties	23,045	163,625
Repayment of loan payable – related party	(24,000)	-
Net Cash Provided by Financing Activities	24,678	163,625

Net Change in Cash and Cash Equivalents	(2,073)	39,748
Cash and Cash Equivalents, beginning of period	16,103	10,815
Cash and Cash Equivalents, end of period	$14,030	$50,563

Cash consists of:
Cash at bank	$14,030	$10,815
Funds held in trust	-	-
	$14,030	$10,815

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Disclosure:
Forgiveness of loan payable to related party	$-	$104,696
Issuance of common stock as commitment shares	$249,750	$-
Conversion of convertible notes payable	$153,520	$-
Issuance of common stock for acquisition of Goldfinch Group Holdings Ltd.	$15,000	$-
Issuance of common stock for acquisition of SolanAI Global Ltd.	$12,500,000	$-
Issuance of common stock for acquisition of Xirangsheng (Shenzhen) Health Technology Co., Ltd.	$1,700,000	$-

 The accompanying notes are an integral part of the condensed consolidated financial statements.

Transuite.Org Inc.

Notes to the Condensed Consolidated Financial Statements

September 30, 2025

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

On November 24, 2024, the Company and other founders formed Goldfinch Group Holdings Ltd. In which the Company holds a 70% controlling interest.

On August 8, 2025, the Company entered into a share exchange agreement with Fidelity World Holdings Ltd. for the acquisition of the remaining 30% equity interest in Goldfinch Group Holdings Ltd. through the issuance of 3,000,000 restricted common shares at $2.00 per share with a fair of $6,000,000. Upon the completion of the transaction, the Goldfinch Group Holdings Ltd. become wholly owned subsidiary of the Company.

On August 25, 2025, the Company entered into a share exchange agreement with Crestar Holdings Ltd., wholly owned subsidiary of Goldfinch Group Holdings Ltd., and Hailiang Li for the acquisition of 51% equity interest in SolanAI Global Ltd., a Hong Kong AI technology company, through the issuance of 10,000,000 restricted common shares at $1.25 per share with a fair value of $12,500,000 as initial consideration. The Company may issue up to 5,000,000 additional shares based on independent SolanAI’s valuation completed within 120 days, subject to Board approval and additional SEC disclosure. On August 25, 2025, the Company completed the acquisition of 51% of SolanAI.

On September 15, 2025, the Company entered into a Letter of Intent (“LOI”) with Fujian Wochong Intelligent Technology Co., Ltd. (“Wochong”) outlining a proposed transaction for the acquisition of 51% of the equity interest in Wochong through the issuance of common stock. The LOI stipulates that the transaction will be executed based on the mutually agreed valuation of Wochong, which is to be determined upon completion of due diligence. The agreement is subject to several conditions, including satisfactory due diligence results, approval by the boards of directors of both companies, the absence of any material adverse changes, and obtaining all necessary third-party consents. The LOI includes mutual confidentiality provisions and grants either party the right to terminate the agreement in writing should the due diligence results prove unsatisfactory.

On September 26, 2025, the Company entered into a Letter of Intent (“LOI”) with SYD GOLDX PTY LTD (“SGX”) outlining a proposed transaction for the acquisition of 51% of the equity interest in SGX, an Australian licensed Digital Currency Exchange, through the issuance of common stock. The LOI provides that the parties will negotiate in good faith to enter into a definitive agreement, subject to satisfactory completion of due diligence, negotiation of final terms, approval by the boards of directors of both companies, and other customary conditions. The LOI includes mutual confidentiality provisions and grants either party the right to terminate the agreement in writing should the due diligence results prove unsatisfactory.

On September 30, 2025, the Company entered into a share exchange agreement with Crestar Holdings Ltd., wholly owned subsidiary of Goldfinch Group Holdings Ltd., and Hailiang Li for the acquisition of 100% equity interest in Xirangsheng (Shenzhen) Health Technology Co., Ltd. (“XRS”), an innovative enterprise based on the combination of AI Social Agent and Traditional Chinese Medicine,  through the issuance of 10,000,000 restricted common shares at $0.17 per share with a fair value $1,700,000 as initial consideration. The Company may issue additional shares within 60 days after receipt of the independent valuation of XRS upon terms agreed on the Agreement, subject to Board approval and compliance with applicable securities laws. On September 30, 2025, the Company completed the acquisition of 100% of XRS.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $28,429,710 at September 30, 2025 and negative operating cash flow of $28,209 for nine months ended September 30, 2025.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2024 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2024 included in the Company’s Form 10-KT as filed with the Securities and Exchange Commission on March 28, 2025.

Basis of Consolidation

These consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries of Goldfinch Group Holdings Ltd. (including its wholly owned subsidiary Crestar Holding Ltd.) and Xirangsheng (Shenzhen) Health Technology Co., Ltd. and 51% owned SolanAI Global Ltd.. All material intercompany balances and transactions have been eliminated.

Foreign Currency Translations

The Company’s functional and reporting currency is the U.S. dollar. Xirangsheng (Shenzhen) Health Technology Co., Ltd.’s, SolanAI Global Ltd.’s and Goldfinch Group Holdings Ltd.’s functional currency is the Chinese Renminbi (RMB). All transactions initiated in RMB are translated into U.S. dollars in accordance with ASC 830-30, “Translation of Financial Statements,” as follows:

1)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date.
2)	Equity at historical rates.
3)	Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income (loss). Gains and losses from foreign currency transactions are included in earnings in the period of settlement.

	Nine Months Ended
	September 30,
	2025	2024
Spot USD:RMB exchange rate	0.14044	-
Average USD:RMB exchange rate	0.14044	-

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

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2025 and December 31, 2024, the Company had bank balance of $14,030 and $0, respectively.

Funds held in trust comprise funds held in a trust account by the Company’s legal counsel. As of September 30, 2025 and December 31, 2024, the Company had $0 and $16,103 in funds held in trust, which are also considered cash equivalent.

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

As of September 30, 2025 and December 31, 2024, accounts receivable was $15,000 and $0, respectively.

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense.

As of September 30, 2025 and December 31, 2024, there were $16,062 and $0 in other receivable and prepayment, respectively.

Goodwill

The Company accounts for goodwill in accordance with ASC 350 “Intangibles-Goodwill and Other.”

ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. In addition, ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates.

As of September 30, 2025, goodwill of $12,501,149 was generated through the acquisition of 51% equity interest in SolanAI Global Ltd. (Note 9)

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

We capitalized website development and databases costs of $64,500, which is being amortized over a 5-year life. During the nine months ended September 30, 2025 and September 30, 2024, we recognized $9,684 and $9,842 worth of amortization expense, respectively. As of September 30, 2025 and December 31, 2024, the website development and database cost were $33,653 and $40,531, net of accumulated amortization of $33,653 and $23,969.

On September 30, 2025, the Company acquired AI Social Agent for Traditional Chinese Medicine of $24,577,000 from the acquisition of Xirangsheng (Shenzhen) Health Technology Co., Ltd.

As of September 30, 2025 and December 31, 2024, the total intangible assets were $24,607,847 and $40,531, net of accumulated amortization of $33,653 and $23,969.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company’s revenue derives from its AI-Driven Ecosystem Product Planning consulting service which enhances client’s operational capabilities, market reach, and technological infrastructure in the live e-commerce sector. During the nine months ended September 30, 2025, the Company recognized service revenue of $115,000.

Share-Based Compensation

The Company accounts for share-based compensation under the fair value method in accordance with ASC 718, “Compensation – Stock Compensation,” which requires all such compensation to employees and non-employees to be calculated based on its fair value of the equity instrument at the grant date and recognized in the earnings over the requisite service or vesting period.

During the nine months ended September 30, 2025 and 2024, the Company recorded $27,938,890 and $0 in stock-based compensation, respectively. The stock-based compensation incurred from common stock awarded to consultants was reported under professional fees in the statements of operation.

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

For the nine months ended September 30, 2025 and 2024, the following convertible note was excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	September 30,	September 30,
	2025	2024
	(Shares)	(Shares)
Convertible Notes	-	5,117,333

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

In July 2025, the FASB issued Accounting Standards Update 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. We are currently evaluating the potential impact of adopting ASU 2025-05 on our consolidated financial statements and disclosures.

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

During the nine months ended September 30, 2025, upon the execution of the Equity Purchase Agreement, the Company issued 135,000 shares of common stock valued at $249,750 as commitment shares to the investor. During the nine months ended September 30, 2025, the Company also made a $5,000 payment to the investor as documentation fee for the reparation of the Equity Purchase Agreement and Registration Rights Agreement.

As of September 30, 2025, the deferred share issuance cost aggregated to $254,750. These costs are deferred and will be deducted from the proceeds from future stock issuance to the investor under the Equity Purchase Agreement.

NOTE 5 – LOAN PAYABLE

On September 15, 2024, the Company entered into a loan agreement with a non-affiliate party at $128,401 to support operating expense of the Company. The loan has a maturity date of September 15, 2026 and interest rate at 8% per annum. During the nine months ended September 30, 2025, repayment of $25,000 was made. As of September 30, 2025 and December 31, 2024, the loan payable was $103,401 and $128,401, respectively.

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

As of September 30, 2025, the loan payable to the non-affiliate was $48,620.

On March 31, 2025, the Company entered into a loan agreement with a non-affiliate party at $5,000 to support operating expense of the Company. The loan has a maturity date of March 31, 2027 and interest rate at 8% per annum. During the nine months ended September 30, 2025, repayment of $5,000 was made. As of September 30, 2025 and December 31, 2024, the loan payable was $0 and $5,000, respectively.

During the nine months ending September 30, 2025 and 2024, interest expense was $11,224 and $3,987, respectively. As of September 30, 2025 and December 31, 2024, the accrued interest payable was $14,477 and $3,253, respectively.

As of September 30, 2025 and December 31, 2024, the loan payable was $172,062 and $148,442, respectively.

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

As of September 30, 2025 and December 31, 2024, convertible note payable was $0 and $153,520, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS AND BALANCES

Loan payable – related parties

Effective June 15, 2018, the Company entered a loan agreement with its former CEO. The lender agreed to lend a total of $50,000 payable in applicable instalments over the Term of the loan. The CEO agreed to an interest rate of 0% and a term of 5 years. Effective October 6, 2022, the CEO agreed to increase maximum amount of the loan to $100,000 and extend the term to 7 years or until June 15, 2025. During the three months ended March 31, 2024, the former director for the Company who resigned on August 28, 2024 upon change of control, made payments to vendors on behalf of the Company of $27,491. During the six months ended June 30, 2024, imputed interest of $3,321 was incurred and recorded to additional paid-in capital. Upon his resignation on August 28, 2024, the loan to the former director of $104,696 was forgiven and recorded to additional paid in capital. The amount due under to loan was $0 as of September 30, 2025 and December 31, 2024, respectively.

During the nine months ending September 30, 2025 and 2024, the current director of the Company, who was appointed on October 28, 2024, made payment to vendors of $23,045 and $0 on behalf of the Company, respectively. During the nine months ended September 30, 2025, she was repaid at $24,000. As of September 30, 2025 and December 31, 2024, the amount due to the director of the Company was $1,199 and $2,154, respectively.

During the nine months ended September 30, 2025, the director of Goldfinch Group Holdings Ltd. made payment on incorporation and registration cost on behalf of its wholly subsidiary Crestar Holding Ltd. of $2,013. As of September 30, 2025, the amount due to the director of the Goldfinich was $2,013

As of September 30, 2025 and December 31, 2024, the amount due to the related parties was $13,212 and $2,154, respectively.

NOTE 8 - EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

During the nine months ended September 30, 2025, the Company issued an aggregate of 15,570,000 shares of common stock to consultants for service rendered valued at $27,888,890.

During the nine months ended September 30, 2025, upon the execution of the Equity Purchase Agreement with Williamburg Venture Holding, LLC, the Company issued an aggregate of 135,000 shares of common stock valued at $249,750 as commitment shares.

During the nine months ended September 30, 2025, a convertible note of $153,250 was fully converted to 5,117,333 shares of common stock.

On August 20, 2025, the Company issued 3,000,000 shares of common stock at $2.00 per share with a fair value of $6,000,000 to acquire the remaining 30% equity interest in Goldfinch Group Holdings Ltd.

On August 25, 2025, the Company issued 10,000,000 shares of common stock at $1.25 per share with a fair value of $12,500,000 as initial consideration for the acquisition of 51% equity interest in SolanAI Global Ltd.

On September 30, 2025, the Company issued 10,000,000 restricted shares of common stock at $0.17 per share with a fair value of $1,700,000 as initial consideration for the acquisition of 100% equity interest in Xirangsheng (Shenzhen) Health Technology Co., Ltd. On September 30, 2025, the Company completed the acquisition of 100% of XRS

As of September 30, 2025 and December 31, 2024, the issued and outstanding common stock was 47,869,093 and 4,046,760 shares, respectively.

Stock Payable

On August 12, 2025, the Company accrued stock payable of $50,000 for 25,000 restricted common stock payable upon 6 months from effective date February 12, 2025 per consulting agreement. (Note 10)

NOTE 9 – ACQUISITION

Xirangsheng (Shenzhen) Health Technology Co., Ltd.

On September 30, 2025, the Company entered into a share exchange agreement with Crestar Holdings Ltd., wholly owned subsidiary of Goldfinch Group Holdings Ltd., and Hailiang Li for the acquisition of 100% equity interest in Xirangsheng (Shenzhen) Health Technology Co., Ltd. (“XRS”), an innovative enterprise based on the combination of AI Social Agent and Traditional Chinese Medicine,  through the issuance of 10,000,000 restricted common shares at $0.17 per share with a fair value $1,700,000 as initial consideration. The Company may issue additional shares within 60 days after receipt of the independent valuation of XRS upon terms agreed on the Agreement, subject to Board approval and compliance with applicable securities laws.

The acquisition was closed on September 30, 2025. XRS has been included in our consolidated balance sheets since the acquisition date.

The following table summarizes the preliminary identifiable assets acquired and liabilities assumed upon acquisition of XRS and the calculation of contingent liability:

Total purchase price	$1,700,000

Bank	1,458
Prepaid Expense	6,644
Other Receivable	2,743
Intangible Assets	24,577,000
Total identifiable assets	24,587,845

Other Payable	(12,564)
Total identifiable liabilities	(12,564)

Net assets	24,575,281

Contingent Liability	$(22,875,281)

The Company, on consolidation of the acquired entity, has included the value of $24,575,281 and a contingent liability of $22,875,281.  The contingent liability valuation is pending the independent valuation report of the acquired entity and the possibility for additional share based payments to be made within 60 days of receipt and the results of the report.

SolanAI Global Ltd.

On August 25, 2025, the Company entered into a share exchange agreement with Crestar Holdings Ltd., wholly owned subsidiary of Goldfinch Group Holdings Ltd., and Hailiang Li for the acquisition of 51% equity interest in SolanAI Global Ltd. through the issuance of 10,000,000 restricted common shares as initial consideration. The Company may issue up to 5,000,000 additional shares based on independent SolanAI’s valuation completed within 120 days, subject to Board approval and additional SEC disclosure. On August 25, 2025, the Company issued 10,000,000 restricted shares of common stock at $1.25 with a fair value of $12,500,000 as initial consideration for the acquisition.

The acquisition was closed on August 25, 2025. SolanAI has been included in our consolidated balance sheets since the acquisition date.

The following table summarizes the preliminary liabilities assumed upon acquisition of SolanAI and the calculation of goodwill:

Total purchase price	$12,500,000

Total identifiable assets	-

Other Payable	(2,252)
Total identifiable liabilities	(2,252)

Net assets (liabilities)	(2,252)

Non-controlling interest	1,103
Total net assets (liabilities)	(1,149)

Goodwill	$12,501,149

NOTE 10 – SEGMENT REPORTING

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

Since September 2024, the Company has focused on comprehensive strategic transformation and business restructuring efforts. This included establishing a new management team, defining a new AI-centric business direction, and developing innovative AI-driven products and service portfolios. The Company is actively building a comprehensive AI ecosystem that integrates advanced AI Social Agent technology, multimodal intelligent interaction systems, and intelligent business process automation solutions.

As of September 30, 2025, the company reported revenue of $100,000, primarily from strategic consulting services to provide AI-Driven Ecosystem Product to client. During this period, we focused on strategic transformation and comprehensive business restructuring: Our newly formed core management team established a development strategy centered around AI Social Agent technology, developing a series of innovative products and services around this focus.

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

NOTE 11 – COMMITMENT AND CONTINGENCIES

On February 12, 2025, the Company entered into an agreement with 5D Partners LLC, a non-affiliate investment banker and financial advisor for fundraising, private placements, mergers and acquisitions and related services. The agreement commences on February 12, 2025, the effective date, and continues for a period of 12 months.

The Company will issue common stock as follows:

•	25,000 restricted common stock upon 6 months of the effective date (stock payable as of September 30, 2025); and

•	25,000 restricted common stock upon 12 months of the effective date.

On September 30, 2025, the Company entered into a share exchange agreement with Crestar Holdings Ltd. (Note 10) for the acquisition of XRS. The Company made an initial share payment valued at $1,700,000 and may issue additional shares subject to an independent valuation report.  The contingent liability was calculated based on the net value of the XRS entity less the initial share payment.  The Company has included a contingent liability of $22,875,281 pending the results of the report.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to September 30, 2025 to the date these financial statements were issued and has determined that it has the below material subsequent event to disclose in these financial statements.

In October 2025, the Company issued an aggregate of 12,190,000 shares of common stock to consultants for service rendered valued at $4,618,045.

On October 14, 2025, the Company obtained written consent by the holders of the majority of the voting power of the Company's capital stock approving the adoption of the Company’s 2025 Stock Incentive Plan (the “Plan”).  The Plan allows the Board of Directors of the Company to grant incentive stock options, nonqualified stock options and restricted stock awards to officers, directors, employees and consultants of the Company.  At the time of consent, there were 7,000,000 shares of common stock of the Company reserved for issuance under the Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Transuite.Org Inc. (the “Company,” “we,” “us,” or “our”, Ticker: TRSO ) is a technology company focused on innovation in the artificial intelligence (AI) sector, having successfully completed a strategic transformation from a provider of traditional language services to a provider of AI-driven solutions. The Company’s mission is to develop and deploy advanced AI technologies that empower clients across various industries to enhance operational efficiency, strengthen customer engagement, and expand their global market reach. The Company is led by a diverse team of international talent with deep professional expertise and international experience in AI, Web3.0, the Internet of Things (IoT), and financial technology.

The Company executes its AI development strategy through its wholly-owned subsidiary, Goldfinch Group Holdings Ltd., and its underlying holding structure, which provides a solid organizational framework for our technological integration and global business expansion.

Business and Strategy

For the third quarter ended September 30, 2025, the Company got revenue from providing AI ecosystem-related products and consulting services. We believe this result provides an initial validation of the viability of our business model and the market demand for our solutions. The Company leverages its proprietary technology stack, including advanced AI models, big data analytics capabilities, and Web3/blockchain infrastructure, to establish a differentiated competitive advantage in the global market for intelligent customer support and cross-lingual automation services.

Recent Developments and Strategic Transactions

During the third quarter of 2025, the Company pursued a series of strategic transactions to accelerate business growth and solidify its market position. These initiatives are designed to enhance our technological capabilities, broaden our product portfolio, and ultimately increase shareholder value.

Proposed Material Acquisitions

•

Proposed Transaction with Fujian Wochong Intelligent Technology Co., Ltd.: On September 15, 2025, the Company entered into an LOI to acquire a 51% equity interest in Fujian Wochong Intelligent Technology Co., Ltd. (“Wochong”), a National High-Tech Enterprise in China. Wochong specializes in intelligent electric vehicle (EV) charging solutions and possesses a comprehensive product portfolio, including high-end intelligent charging piles, charging security management systems, and an IoT and AI cloud platform. This proposed acquisition is intended to enable the Company to enter the rapidly growing EV charging market and to explore synergies between AI technology and IoT infrastructure, including the joint development of applications for the tokenization of charging assets as Real World Assets (RWAs). The consummation of this transaction is contingent upon the results of due diligence and execution of a definitive agreement

•

Proposed Transaction with SYD GOLDX PTY LTD: On September 26, 2025, the Company entered into an LOI to acquire a 51% equity interest in SYD GOLDX PTY LTD (“SGX”), a licensed digital currency exchange in Australia. This proposed transaction is intended to integrate digital currency exchange functionalities into the Company’s existing technology ecosystem, with the goal of further strengthening our Web3 and fintech service capabilities. The consummation of this transaction is also contingent upon the results of due diligence and execution of a definitive agreement

Completed Material Acquisition

•

Completion of the Acquisition of SolanAI Global Limited: On July 8, 2025, the Company entered into a Letter of Intent (LOI) to acquire a 51% equity interest in SolanAI Global Limited, a Hong Kong-based AI technology company(“SolanAI”). Subsequently, on August 25, 2025, the parties entered into a definitive Share Exchange Agreement. Pursuant to the agreement, the Company has issued restricted shares of its common stock as initial consideration and may issue up to an additional shares based on a future independent valuation of SolanAI. This transaction, which is subject to the satisfaction of closing conditions, is expected to strengthen the Company’s AI research and development capabilities and expand its presence in the Asian market upon completion

•

Completion of the Acquisition of Xirangsheng (Shenzhen) Health Technology Co., Ltd.: On September 30, 2025, the Company completed the acquisition of 100% of the equity of Xirangsheng (Shenzhen) Health Technology Co., Ltd. (“XRS”). XRS is an innovative enterprise that combines AI technology with Traditional Chinese Medicine (TCM) principles. Its core assets include an AI social agent based on a massive TCM knowledge base, a 21-day health supervision system, and a series of over 300 proprietary e-books on TCM health. This acquisition marks the Company’s official entry into the AI-driven wellness technology sector. The transaction was structured as a share exchange, with issued restricted shares of its common stock as initial consideration and includes an earn-out provision based on the future valuation of XRS

The strategic initiatives described above reflect the Company’s commitment to building a diversified and vertically integrated AI-centric business ecosystem. We are actively pursuing both horizontal and vertical industry integration with the aim of strengthening our technological barriers to entry, expanding our market penetration, and leveraging our corporate structure to effectively integrate global resources and grow our international footprint. The proposed transactions are expected to complete due diligence and proceed to the definitive agreement stage by Dec 31, 2025. Our goal is to increase value to meet the requirements to uplist to Nasdaq or NYSE and bring more benefits to our shareholders and contribute the society as well.

Forward-Looking Statements

This Business section contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements are based on our current expectations, assumptions, estimates, and projections and involve known and unknown risks and uncertainties. Although we believe that the expectations reflected in these forward-looking statements are reasonable, actual results may differ materially from the results predicted in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements.

Outlook

We believe that the Company’s strategic transformation and recent strategic initiatives have established a foundation for our future growth and have positioned us favorably in the rapidly expanding AI market. In the future, we will focus on the successful integration of our acquired businesses, the continued development of innovative AI solutions, and the expansion of our global customer base. We believe that through our relentless pursuit of innovation, the leadership of our distinguished management team, and disciplined strategic execution, we are committed to creating long-term value for our shareholders.

Results of Operations for the three months ended September 30, 2025 and September 30, 2024

The following summary of our operations should be read in conjunction with our audited financial statements for the three months ended September 30, 2025 and 2024, which are included herein.

	Three Months Ended
	September 30,
	2025	2024	Changes	%

Revenue	$65,000	$-	$65,000	100%
Operating Expenses	20,939,131	190,183	20,748,948	10,910%
Other expenses	4,105	-	4,105	100%
Net Loss	$20,878,236	$190,183	$20,688,053	10,878%

During the three months ended September 30, 2025 and 2024, the Company generated revenue of $65,000 and $0, respectively. During the three months ended September 30, 2025, the Company generated revenue from its AI-Driven Ecosystem Product Planning consulting service.

Net loss increased to $20,878,236 for the three months ended September 30, 2025 from $190,183 for the three months ended September 30, 2024 mainly due to the increase in operating expenses.

Operating expenses for three months ended September 30, 2025 increased to $20,939,131 from $190,183 for the three months ended September 30, 2024 mainly due to the increase in stock-based compensation, audit fees, accounting fees and legal fees. During the three months ended September 30, 2025, the Company incurred stock-based compensation of $20,828,790 from the issuance of 11954,000 shares of common stock to consultants for service rendered.

Results of Operations for the nine months ended September 30, 2025 and September 30, 2024

The following summary of our operations should be read in conjunction with our audited financial statements for the six months ended September 30, 2025 and 2024, which are included herein.

	Nine Months Ended
	September 30,
	2025	2024	Changes	%

Revenue	$115,000	$-	115,000	100%
Operating expenses	28,069,179	281,685	27,787,494	9,865%
Other expenses	11,224	3,987	7,237	182%
Net Loss	$27,965,403	$285,672	$27,794,731	9,730%

During the nine months ended September 30, 2025 and 2024, the Company generated revenue of $115,000 and $0, respectively. During the nine months ended September 30, 2025, the Company generated revenue from its AI-Driven Ecosystem Product Planning consulting service.

Net loss increased to $27,965,403 for the nine months ended September 30, 2025 from $285,672 for the nine months ended September 30, 2024 mainly due to the increase in operating expense.

Operating expenses for nine months ended September 30, 2025 increased to $28,069,179 from $281,685 for the nine months ended September 30, 2024 mainly due to the increase in stock-based compensation, audit fees, accounting fees and legal fees. During the nine months ended September 30, 2025, the Company incurred stock-based compensation of $27,938,890 from the issuance of 15,570,000 shares of common stock to consultants for service rendered.

Liquidity and Capital Resources

The following table provides selected financial data about the Company as of September 30, 2025 and December 31, 2024

Working Capital

	As of	As of
	September 30,	December 31,
	2025	2024	Changes	%

Current Assets	$299,842	$31,103	$268,739	864%
Current Liabilities	$153,042	$225,294	$(72,252)	(32%)
Working Capital (Deficiency)	$146,800	$(194,191)	$196,487	(101%)

As at September 30, 2025, our Company had a working capital of $146,800 compared with a working capital deficiency of $194,191 as at December 31, 2024. The increase in working capital was primarily due to the increase in deferred share issuance cost of $254,750, accounts receivable of $15,000 and other receivable and prepayment of $16,062 and the decrease in convertible note of $153,250.

Cash Flows

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024:

	Nine Months Ended
	September 30,
	2025	2024	Changes	%

Cash flows used in operating activities	$(28,209)	$(123,877)	$95,668	(77%)
Cash flows provided by investing activities	1,458	-	1,458	100%
Cash flows provided by financing activities	24,678	163,625	(138,947)	(85%)
Net changes in cash	$(2,073)	$39,748	$(41,821)	(100%)

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the nine months ended September 30, 2025, net cash used in operating activities was $28,209 compared to $123,877 used during the nine months ended September 30, 2024.

Cash flows used in operating activities during the nine months ended September 30, 2025, comprised of a net loss of $27,965,403, which was reduced by amortization of $9,684, stock-based compensation of $27,938,890 and was increased by net changes in operating assets and liabilities of $11,380.

Cash flows used in operating activities during the nine months ended September 30, 2024, comprised of a net loss of $285,672, which was reduced by amortization of $9,842, imputed interest of $3,321 and net changes in operating assets and liabilities of $148,632.

Cash Flow from Investing Activities

During the nine months ended September 30, 2025, the Company received $1,458 from net funds from acquisition of Xirangsheng (Shenzhen) Health Technology Co., Ltd.

During the nine months ended September 30, 2024, we did not have any investing activities.

Cash Flow from Financing Activities

During the nine months ended September 30, 2025 and 2024, we had net cash provided by financing activities of $24,678 and $163,625, respectively.

During the nine months ended September 30, 2025, we received advancement from non-affiliates of $53,620 offset by repayment to the non-affiliate of $30,000, and advancement from the directors of $25,058 for payment made to vendors on behalf of the Company offset by repayment to the director of $24,000.

During the nine months ended September 30, 2024, we received advancement from the former director of $163,625 for payment made to vendors on behalf of the Company.

Going Concern

As of the nine months ended September 30, 2025, we had an accumulated deficit of $28,429,710 and negative operating cash flow of $28,209 for nine months ended September 30, 2025.

While TRSO continues to invest heavily in its transformative growth strategy, the Company has demonstrated significant progress in strengthening its financial foundation and operational capabilities.

The improvement in working capital from a deficit of $194,191 to a positive $146,800 reflects effective financial management and successful execution of the business transformation. Management has implemented a comprehensive strategy focused on accelerating revenue growth through expanded client relationships, strategic acquisitions to enhance technology offerings, and systematic intellectual property development.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2025. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2025, the Company issued an aggregate of 11,954,000 shares of common stock to consultants for service rendered valued at $20,828,790.

On August 20, 2025, the Company issued 3,000,000 shares of common stock at $2.00 per share with a fair value of $6,000,000 to acquire the remaining 30% equity interest in Goldfinch Group Holdings Ltd.

On August 25, 2025, the Company issued 10,000,000 shares of common stock at $1.25 per share with a fair value of $12,500,000 as initial consideration for the acquisition of 51% equity interest in SolanAI Global Ltd.

On September 30, 2025, the Company issued 10,000,000 restricted shares of common stock at $0.17 per share with a fair value of $1,700,000 as initial consideration for the acquisition of 100% equity interest in Xirangsheng (Shenzhen) Health Technology Co., Ltd.

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

Transuite.Org Inc.

Dated November 18, 2025	By:	/s/ Mengqing Fan
Mengqing Fan
Title: CEO, Director

Dated November 18, 2025	By:	/s/ Wei Zhen
Wei Zhen
Title: CFO, Director

