Form 10-K
period 2025-12-31
TRANSUITE.ORG INC.
filed 2026-05-22
CIK 1758699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Yes ☐     No ☒

The aggregate market value of 7,700,680 Common Stock held by non-affiliates of the Registrant on June 30, 2025, was $30,802,720 based on a $4.00 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 71,783,325 common shares issued and outstanding as of May 20, 2026

PART I

Item 1. Description of Business

DESCRIPTION OF BUSINESS

Overview

Transuite.Org Inc. (“TRSO,” the “Company”) was incorporated in the State of Nevada on June 15, 2018. The Company’s common stock is quoted on the OTCQB market under the ticker symbol “TRSO.” Our principal website is located at https://www.transuite.org. The information contained on, or accessible through, our website is not incorporated by reference into this Annual Report.

Historically, the Company operated an online translation and related service platform. During 2025, the Company undertook a strategic repositioning and expanded into a broader technology-focused holding company model through a series of acquisitions, subsidiary formations, and strategic cooperation arrangements. As a result, the Company is now focused on developing integrated solutions involving Web3 infrastructure, digital asset technologies, AI-enabled applications, and intelligent infrastructure systems. Management believes that the convergence of digital finance, enterprise technology, and real-world infrastructure digitization may create long-term commercial opportunities across multiple markets.

During the year ended December 31, 2025, the Company generated revenue primarily from strategic consulting and technology-related services supporting enterprise digital infrastructure initiatives. In addition, the Company continued to build its broader operating platform through acquisitions and strategic business expansion efforts. For the year ended December 31, 2025, the Company reported consolidated revenue of $117,765.

Our Business

The Company is a technology-focused holding company dedicated to developing and integrating business lines that combine enterprise technology services, Web3-related infrastructure, digital asset connectivity, and intelligent infrastructure management solutions. As of December 31, 2025, the Company’s operations were organized around the following principal business initiatives:

SolanAI – Web3 Payment and Digital Asset Infrastructure

Through SolanAI Global Ltd., a Hong Kong-based subsidiary, the Company is developing digital payment infrastructure intended to connect blockchain-based digital assets with real-world commercial payment environments. Management intends for this platform to support enterprise payment integration, cross-platform settlement capabilities, and digital asset-related transaction infrastructure.

AUXSTO – Digital Asset Exchange and Financial Infrastructure

The Company has entered into strategic cooperation arrangements with Australian Fintech Group Pty Ltd. and has also entered into an arrangement to acquire a 51% equity interest in AEEC International Pty Ltd., which operates under the brand name AUXSTO. Based on the Company’s current strategic plans, this initiative is intended to expand the Company’s capabilities in digital asset infrastructure, digital payment systems, trading platform technology, and cross-border financial technology services.

Goldfinch – Intelligent Infrastructure and Real-World Asset Integration

Through Goldfinch Group Co. Ltd. (Hong Kong) and Goldfinch-Chong (Fuzhou) Technology Co., Ltd., the Company operates intelligent infrastructure systems focused on the management and optimization of distributed energy and charging infrastructure assets. This business line is intended to support data-driven asset management, infrastructure digitization, and technology-enabled operation of real-world infrastructure systems. As of December 31, 2025, the Company also reported inventory associated with e-bike charging equipment.

Technology and Consulting Services

During 2025, the Company’s primary revenue-generating activities consisted of strategic consulting and technology-related services, including business solution development and digital platform-related deliverables. The Company’s segment reporting reflects technology and consulting services conducted through Transuite.Org Inc., online medical education services conducted through Solan (Shenzhen) Technology Co., Ltd., and intelligent infrastructure and e-bike charging management solutions conducted through Goldfinch-Chong (Fuzhou) Technology Co., Ltd.

Strategy

The Company’s strategy is centered on building a diversified operating platform across enterprise technology, Web3-related infrastructure, digital asset enablement, and intelligent infrastructure systems. The principal elements of this strategy include:

1.	Strategic Repositioning. The Company has transitioned from a legacy translation and consulting business into a broader technology-focused holding company platform.
2.

Platform Development. The Company intends to continue developing business lines relating to digital payment infrastructure, AI-enabled applications, digital asset-related systems, and intelligent infrastructure management.

3.	Business Integration. The Company is focused on integrating acquired subsidiaries and newly formed entities into a more scalable operating structure.
4.

Market Expansion. Through subsidiaries, acquisitions, and strategic cooperation arrangements in the United States, Hong Kong, mainland China, and Australia, the Company seeks to expand commercial reach and develop international opportunities.

5.

Capital and Partnership Development. Management intends to continue pursuing debt and equity financing, strategic partnerships, and business combinations that may strengthen the Company’s capabilities and market position.

Corporate Development

The following acquisitions and entity formations significantly expanded the Company’s operating structure during 2024 and 2025:

On November 24, 2024, the Company and other founders formed Goldfinch Group Holdings Ltd., in which the Company initially held a 70% controlling interest.

On August 8, 2025, the Company entered into a share exchange agreement to acquire the remaining 30% equity interest in Goldfinch Group Holdings Ltd., after which Goldfinch Group Holdings Ltd. became a wholly owned subsidiary of the Company.

On August 25, 2025, the Company completed the acquisition of 51% of SolanAI Global Ltd. through the issuance of 10,000,000 restricted common shares as initial consideration.

On September 16, 2025, Jiansheng (Shenzhen) Technology Co., Ltd. was formed as an 80% subsidiary of Crestar Holdings Ltd.

On September 29, 2025, Solan (Shenzhen) Technology Co., Ltd. was formed as a 100% subsidiary of Crestar Holdings Ltd.

On September 30, 2025, the Company completed the acquisition of Xirangsheng (Shenzhen) Health Technology Co., Ltd. through the issuance of 10,000,000 restricted common shares as initial consideration.

On November 28, 2025, Yuan Qi (Shenzhen) AI Co., Ltd. was formed as a 100% subsidiary of Crestar Holdings Ltd.

On December 31, 2025, the Company entered into a share exchange agreement for the acquisition of 51% of Goldfinch Group Co. Ltd. (Hong Kong), which holds 100% of Goldfinch-Chong (Fuzhou) Technology Co., Ltd. As of December 31, 2025, 3,500,000 shares had been issued as initial consideration, with 1,500,000 additional shares to be issued in 2026.

As of December 31, 2025, management believed that the Company had completed a substantial portion of its strategic asset integration and capital structure repositioning and had established an initial foundation for future platform commercialization and business expansion.

Competition

The Company operates in competitive markets that include technology consulting, AI-enabled services, digital payment infrastructure, Web3-related systems, digital asset-related platform development, and intelligent infrastructure management. These markets are characterized by rapid technological change, evolving customer demand, and the presence of both established companies and emerging market participants.

The principal competitive factors affecting the Company’s business include product and platform development capability, quality and reliability of services, speed of execution, access to capital, management experience, strategic relationships, and the ability to navigate different regulatory and commercial environments.

Competitive Challenges

The Company faces a number of business and competitive challenges, including limited operating history in several of its newer business lines, the need to integrate acquired entities, competition from larger and more established market participants, dependency on external financing, and regulatory complexity associated with cross-border operations and digital infrastructure-related business initiatives. The Company’s future success will depend in part on its ability to execute its integration strategy, develop commercially viable platforms, and expand revenue-generating operations.

Intellectual Property

The Company seeks to protect its proprietary interests through applicable intellectual property laws, contractual protections, internal controls, and confidentiality arrangements, as appropriate. As of December 31, 2025, the Company reported website development and database-related intangible assets, net of accumulated amortization, in its consolidated balance sheet.

Regulation

The Company’s operations may be subject to various laws and regulations in the jurisdictions in which it conducts business, including those relating to corporate governance, securities reporting, cross-border operations, technology services, payments, digital assets, data handling, and other commercial activities. As the Company continues to develop its business lines, it may become subject to additional laws, regulations, licensing requirements, and compliance obligations in the United States and other jurisdictions.

Employees

As of May 15, 2026, the Company had approximately 11 employees.

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

As of December 31, 2025, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements.

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

HOLDERS

As of May 15, 2026, the Company had 71,783,325 shares of our common stock issued and outstanding held by a total of 146 shareholders of record.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following summary of our operations should be read in conjunction with our audited financial statements for the year ended December 31, 2025 and 2024, which are included herein.

	Year Ended
	December 31,
	2025	2024	Changes	%

Revenue	$117,765	$-	117,765	100%
Cost of Sales	256	-	256	100%
Gross Profit	117,509	-	117,509	100%
Operating expenses	37,275,852	369,018	36,906,834	10,001%
Other expenses (income)	(1,192)	5,859	(7,051)	(120)%
Net Loss	$37,157,151	$374,877	$36,899,783	9,843%

During the year ended December 31, 2025 and 2024, the Company generated revenue of $117,765 and $0, respectively. During the year ended December 31, 2025, the Company generated revenue from its AI-Driven Ecosystem Product Planning consulting service of $115,000 and the Company’s wholly owned subsidiary Solan (Shenzhen) Technology Co., Ltd. recognized online medical education revenue of $2,765.

Net loss increased during the year ended December 31, 2025 mainly due to the increase in operating expense.

Operating expenses increased during the year ended December 31, 2025 primarily due to goodwill impairment of $14,685,271, as well as the increases in stock-based compensation, audit fees, accounting fees and legal fees. During the year ended December 31, 2025, the Company incurred stock-based compensation of $22,320,670 from the issuance of 27,960,000 shares of common stock to consultants and a related party for service rendered.

Liquidity and Capital Resources

The following table provides selected financial data about the Company as of December 31, 2025 and 2024

Working Capital

	As of	As of
	December 31,	December 31,
	2025	2024	Changes	%

Current Assets	$320,301	$31,103	$298,198	930%
Current Liabilities	$809,897	$225,294	$584,603	259%
Working Capital (Deficiency)	$(489,596)	$(194,191)	$873,801	(450)%

As at December 31, 2025, our Company had a working capital deficiency of $489,596 compared with a working capital deficiency of $194,191 as at December 31, 2024. The increase in working capital was primarily due to the increase in stock payable of $688,934 and accounts payable and accrued liabilities of $42,914.

Cash Flows

Year Ended December 31, 2025 compared to the year ended December 31, 2024

	Year Ended
	December 31,
	2025	2024	Changes	%

Cash flows used in operating activities	$(69,282)	$(180,533)	$111,250	(62)%
Cash flows provided by investing activities	3,360	-	3,360	100%
Cash flows provided by financing activities	50,678	185,820	(135,142)	(73)%
Net changes in cash	$(12,398)	$5,287	$(20,532)	(100)%

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the year ended December 31, 2025, net cash used in operating activities was $69,282 compared to $180,533 used during the year ended December 31, 2024.

Cash flows used in operating activities during the year ended December 31, 2025, comprised of a net loss of $37,157,151, which was reduced by stock-based compensation of $22,320,670, impairment loss on goodwill of $14,685,271, impairment loss on intangible assets of $27,619, amortization of $12,912, net changes in operating assets and liabilities of $58,054 and was increased by gain on loan settlement of $16,657.

Cash flows used in operating activities during the year ended December 31, 2024, comprised of a net loss of $374,877, which was reduced by amortization of $13,070, imputed interest of $2,605 and net changes in operating assets and liabilities of $148,632.

Cash Flow from Investing Activities

During the year ended December 31, 2025, the Company received aggregate $3,360 from net funds from acquisition of Xirangsheng (Shenzhen) Health Technology Co., Ltd., Goldfinch-Chong (Fuzhou) Technology Co., Ltd. and SolanAI Global Ltd. HK.

During the year ended December 31, 2024, we did not have any investing activities.

Cash Flow from Financing Activities

During the year ended December 31, 2025 and 2024, we had net cash provided by financing activities of $50,678 and $185,820, respectively.

During the year ended December 31, 2025, we received advancement from non-affiliates of $64,720 offset by repayment to the non-affiliate of $5,000, and advancement from the directors of $27,158 for payment made to vendors on behalf of the Company offset by repayment to the director of $36,200.

During the year ended December 31, 2024, we received advancement from on-affiliates of $183,666 and  advancement from the former director of $2,154 for payment made to vendors on behalf of the Company.

Going Concern

As of the year ended December 31, 2025, we had an accumulated deficit of $37,619,073 and negative operating cash flow of $69,282 for the year ended December 31, 2025. Management notes, however, that a substantial portion of the Company’s reported operating expenses for 2025 consisted of non-cash items, including stock-based compensation, which did not have a corresponding impact on near-term operating cash flows.

The Company's ability to continue as a going concern is contingent upon achieving future profitable operations and securing sufficient financing to meet operational obligations. Management plans to fund operations over the next twelve months through existing cash  resources, related party support, additional debt or equity financing, and potential capital raises via public or private offerings.  Management is actively pursuing these financing and business development initiatives and believes that such efforts, together with ongoing strategic expansion and liability management measures, may support the Company’s operations over the next twelve months. However, there can be no assurance that the Company will be successful in obtaining sufficient financing or achieving profitable operations.

To improve its financial position, the Company has implemented a comprehensive strategy focused on:

1.	Revenue Growth – expanding strategic consulting, enterprise technology, and infrastructure-related service opportunities;
2.	Strategic Expansion – integrating acquired businesses and developing scalable Web3, digital asset, and infrastructure platforms;
3.	Market Development – building strategic partnerships and expanding commercial relationships across multiple jurisdictions;
4.	Technology Advancement – strengthening platform capabilities, intellectual property development, and commercialization readiness.
5.	Capital Structure and Liquidity Management – pursuing equity and debt financing opportunities, related party support, strategic capital arrangements, and liability restructuring where appropriate.

Management believes these initiatives will support long-term financial improvement and future business expansion. The Company will continue to monitor and report on their operational and financial progress.

Management notes that a substantial portion of the Company’s operating expenses for the year ended December 31, 2025 consisted of non-cash stock-based compensation associated with strategic services, corporate restructuring, and platform expansion initiatives. Management believes the Company’s 2025 financial results should be evaluated in the context of its broader strategic repositioning and non-cash capitalization activities.

Management believes that 2025 should be evaluated as a strategic repositioning and platform-buildout year, during which a significant portion of reported operating expense was non-cash in nature. Management further believes that the strategic acquisitions, platform development efforts, and financing initiatives undertaken during and after 2025 provide an initial foundation for future commercialization, revenue expansion, and improved operating scale.

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. Our Company’s management believes that these recent pronouncements will not have a material effect on our financial statements. Refer to Note 2 in the accompanying consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

TRANSUITE.ORG INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Transuite.Org Inc.

732 S 6th

#4304 Las Vegas

NV 89101

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Transuite.Org Inc. (the ‘Company’) as of December 31, 2025 and 2024, and the related consolidated statements of operations, consolidated statements of changes in stockholders’ deficit, and consolidated statements of cash flows for the each of  the years in the two-year period ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the each of the years in the two-year period ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Entity’s Ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, as of December 31, 2025, the Company had an accumulated deficit of $37,619,073 and cash used in operations of $69,282. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT (PCAOB: 6723)
We have served as the Company’s auditor since 2025.
Kuala Lumpur, Malaysia
May 22, 2026

Transuite.Org Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$3,705	$-
Fund held in trust	-	16,103
Accounts receivable	19,299	-
Other receivable	14,889	-
Prepaid expense	18,757	-
Due from related party	8,901	15,000
Deferred share issuance cost	254,750	-
Total Current Assets	$320,301	$31,103

Other Assets
Property and Equipment	17,160	-
Intangible assets, net	-	40,531
Total Assets	$337,461	$71,634

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$109,281	$66,367
Accrued interest	-	3,253
Due to related party	11,682	2,154
Convertible note	-	153,520
Stock payable	688,934	-
Total Current Liabilities	809,897	225,294

Loan payable	-	148,442

Total Liabilities	809,897	373,736

STOCKHOLDERS' DEFICIT
Common Stock: $0.001 par value, 75,000,000 shares authorized, 61,254,427 shares and 4,046,760 shares issued and outstanding, respectively	61,254	4,047
Additional paid-in capital	46,928,116	143,843
Accumulated deficit	(37,619,073)	(458,919)
Accumulated other comprehensive income	2,379	-
Less: Deferred compensation (including $34,890 and $0 of deferred compensation to related party as December 31, 2025 and 2024, respectively)	(9,857,820)	-
Total equity (deficit) attributed to Transuite.Org. Inc.	(485,144)	(311,029)
Non-controlling interest	12,708	8,927
Total Stockholders' Deficit	(472,436)	(302,102)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$337,461	$71,634

The accompanying notes are an integral part of these consolidated financial statements.

Transuite.Org Inc.

Consolidated Statements of Operations

	Year Ended
	December 31,
	2025	2024

Revenues	$117,765	$-
Cost of sales	256	-
Gross Profit	117,509	-

Operating Expenses
General and administrative expenses	$36,277	$11,634
Professional fees (including stock-based compensation of $22,310,560 and $0 for year ended December 31, 2025 and 2024, respectively)	22,503,663	344,314
Professional fees – related party (including stock-based compensation of $10,110 and $0 for year ended December 31, 2025 and 2024, respectively)	10,110	-
Amortization	12,912	13,070
Impairment loss on goodwill	14,685,271	-
Impairment loss on intangible assets	27,619	-
Total operating expenses	37,275,852	369,018

Net loss from operations	(37,158,343)	(369,018)

Other income (expense)
Interest expense	(13,432)	(5,859)
Gain from debt settlement	16,657	-
Write off of cash	(22)	-
Other expense	(2,167)	-
Other income	156	-
Total other income (expense)	1,192	(5,859)

Net loss before taxes	(37,157,151)	(374,877)
Provision for income taxes	-	-
Net loss	(37,157,151)	(374,877)
Less: Net loss attributable to non-controlling interest	(3,372)	(6,073)
Net loss attributable to Transuite.Org. Inc.	$(37,153,779)	$(368,804)

Comprehensive loss
Net loss	$(37,157,151)	$(374,877)
Foreign currency adjustment	2,354	-
Total comprehensive loss	(37,154,797)	(374,877)
Less: Comprehensive loss (income) attributable to non-controlling interests	(3,087)	-
Net comprehensive loss attributed to stockholders of Transuite.Org. Inc.	$(37,157,884)	$(374,877)

Net Loss Per Common Share – Basic and Diluted	$(1.52)	$(0.09)

Weighted Average Common Shares Outstanding	24,388,248	4,046,760

The accompanying notes are an integral part of the consolidated financial statements.

Transuite.Org Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the year ended December 31, 2025 and 2024

			Additional		Other			Non-	Total
	Common stock		Paid-in	Accumulated	Comprehensive	Deferred		controlling	Shareholders'
	Shares	Amount	Capital	Deficit	Income	Compensation	Total	Interest	Deficit

Balance, December 31, 2023 (Unaudited)	4,046,760	$4,047	$36,542	$(90,115)	$-	$-	$(49,527)	$-	$(49,527)
Acquisition of Goldfinch Group Holdings Ltd. BVI	-	-	-	-	-	-	-	15,000	15,000
Imputed interest	-	-	2,605	-	-	-	2,605	-	2,605
Forgiveness of loan payable to related party	-	-	104,696	-	-	-	104,696	-	104,696
Net loss	-	-	-	(368,804)	-	-	(368,804)	(6,073)	(374,877)
Balance, December 31, 2024 (Audited)	4,046,760	$4,047	$143,843	$(458,919)	$-	$-	$(311,029)	$8,927	$(302,102)
Issuance of common stock to non-affiliates for services	27,860,000	27,860	32,105,630	-	-	(9,822,930)	22,310,560	-	22,310,560
Issuance of common stock to related party for services	100,000	100	44,900	-	-	(34,890)	10,110	-	10,110
Issuance of common stock as commitment shares	135,000	135	249,615	-	-	-	249,750	-	249,750
Issuance of common stock for debt settlement	995,334	995	58,725	-	-	-	59,720	-	59,720
Issuance of common stock for conversion of convertible note	5,117,333	5,117	148,403	-	-	-	153,520	-	153,520
Issuance of common stock for acquisition of Goldfinch Group Holdings Ltd. BVI	3,000,000	3,000	(3,000)	(6,375)	-	-	(6,375)	(8,625)	(15,000)
Issuance of common stock for acquisition of SolanAI Global Ltd.	10,000,000	10,000	12,490,000	-	-	-	12,500,000	(383)	12,499,617
Issuance of common stock for acquisition of Xirangsheng (Shenzhen) Health Technology Co., Ltd.	10,000,000	10,000	1,690,000	-	-	-	1,700,000	-	1,700,000
Acquisition of Goldfinch Group Co. Ltd. HK	-	-	-	-	-	-	-	16,186	16,186
Other comprehensive income	-	-	-	-	2,379	-	2,379	(25)	2,354
Net loss	-	-	-	(37,153,779)	-	-	(37,153,779)	(3,372)	(37,157,151)
Balance, December 31, 2025 (Audited)	61,254,427	$61,254	$46,928,116	$(37,619,073)	$2,379	$(9,857,820)	$(485,144)	$12,708	$(472,436)

The accompanying notes are an integral part of these consolidated financial statements.

Transuite.Org Inc.

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(37,157,151)	$(374,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	12,912	13,070
Imputed interest	-	2,605
Impairment loss on goodwill	14,685,271	-
Impairment loss on intangible assets	27,619	-
Issuance of common stock to non-affiliates for services	22,310,560	-
Issuance of common stock to related party for services	10,110	-
Gain on loan settlement	(16,657)	-
Changes in operating assets and liabilities:
Other receivable	(11,886)	-
Prepaid expense	(10,912)	112,523
Deferred Share Issuance Cost	(5,000)	-
Accounts payable and accrued liabilities	72,448	62,893
Accrued Interest	13,404	3,254
Net Cash Used in Operating Activities	(69,282)	(180,532)

Cash Flows from Investing Activities:
Net funds from acquisition of Xirangsheng (Shenzhen) Health Technology Co., Ltd.	1,458	-
Net funds from acquisition of Goldfinch-Chong (Fuzhou) Technology Co., Ltd.	621	-
Net funds from acquisition of SolanAI Global Ltd. HK	1,281	-
Net Cash Provided by Investing Activities	3,360	-

Cash Flows from Financing Activities:
Proceeds from loans	64,720	183,666
Repayment of loans	(5,000)	-
Advancement from related party	2,013	-
Proceeds from loan payable – related party	25,145	2,154
Repayment of loan payable – related party	(36,200)	-
Net Cash Provided by Financing Activities	50,678	185,820

Effect of exchange rate changes on cash	2,846	-

Net Change in Cash and Cash Equivalents	(12,398)	5,288
Cash and Cash Equivalents, beginning of period	16,103	10,815
Cash and Cash Equivalents, end of period	$3,705	$16,103

Cash consists of:
Cash at bank	$3,705	$-
Funds held in trust	-	16,103
	$3,705	$16,103

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Disclosure:
Forgiveness of loan payable to related party	$-	$104,695
Issuance of common stock as commitment shares	$249,750	$-
Issuance of common stock to non-affiliates for services	$22,310,560	$-
Issuance of common stock to related party for services	$10,110	$-
Issuance of common stock for debt settlement	$59,720	$-
Stock payable for debt settlement	$188,934	$-
Conversion of convertible notes payable	$153,520	$-
Issuance of common stock for acquisition of Goldfinch Group Holdings Ltd. BVI	$15,000	$-
Issuance of common stock for acquisition of SolanAI Global Ltd.	$12,500,000	$-
Issuance of common stock for acquisition of Xirangsheng (Shenzhen) Health Technology Co., Ltd.	$1,700,000	$-

 The accompanying notes are an integral part of these consolidated financial statements.

Transuite.Org Inc.

Notes to the Audited Consolidated Financial Statements

December 31, 2025 and 2024

NOTE 1 - NATURE OF OPERATIONS

Transuite.Org Inc. (“TRSO” or the “Company”) is a Nevada corporation incorporated on June 15, 2018. The Company’s common stock is publicly traded on the OTCQB market under the ticker symbol TRSO.

The Company is a technology-focused holding company dedicated to developing integrated solutions that combine Web3 infrastructure, digital asset technologies, and artificial intelligence-enabled enterprise systems. Through strategic acquisitions, partnerships, and platform development initiatives, the Company is positioning itself to build a scalable ecosystem designed to connect digital financial systems with real-world commercial and infrastructure applications.

The Company’s long-term strategy centers on connecting digital assets, Web3 blockchain infrastructure, and real-world assets (“RWA”) through compliant, enterprise-grade platforms. Management believes that the convergence of digital finance, distributed infrastructure, and intelligent automation technologies represents a significant growth opportunity across global markets.

The Company’s operations are currently organized around three primary strategic business initiatives:

SolanAI – Web3 Payment and Digital Asset Infrastructure

Through its subsidiary SolanAI Global Limited, a Hong Kong-based technology entity led by experienced Web3 technology professionals, the Company is developing digital payment infrastructure designed to connect blockchain-based digital assets with real-world commercial payment environments. The SolanAI platform is intended to support compliant digital asset transactions, enterprise payment integration, and cross-platform settlement capabilities. This infrastructure is designed to serve as a foundational bridge between decentralized financial technologies and traditional business systems.

AUXSTO – Digital Asset Exchange and Financial Infrastructure

The Company has entered into strategic cooperation arrangements with Australian Fintech Group Pty Ltd. (“AFT Group”), a global technology-finance group headquartered in Sydney, Australia. Under these arrangements, the parties intend to engage in long-term strategic collaboration in the areas of Web3 financial infrastructure, digital payment systems, and digital asset trading platform development.

In addition, the Company has entered into an arrangement to acquire a 51% equity interest in AEEC International Pty Ltd. (formerly known as Australian Equity Exchange Center Pty Ltd.) (“AEEC”), which operates under the brand name AUXSTO. The AUXSTO platform is an Australia-based digital asset trading and technology infrastructure provider focused on delivering compliant digital asset trading services, liquidity support, and fiat currency on-ramp and off-ramp capabilities.

AEEC has represented that it operates as a digital asset service provider registered with the Australian Transaction Reports and Analysis Centre (“AUSTRAC”) as a Digital Currency Exchange provider, supporting regulatory compliance in anti-money laundering and counter-terrorism financing programs. Through this cooperation framework, the Company intends to expand its capabilities in regulated digital asset infrastructure, cross-border settlement systems, and institutional-grade digital finance services.

Goldfinch – Intelligent Infrastructure and Real-World Asset Integration

Through its subsidiary Goldfinch-Chong (Fuzhou) Technology Co., Ltd., the Company operates intelligent infrastructure systems focused on the management and optimization of distributed energy and charging infrastructure assets. The Goldfinch platform is designed to support intelligent infrastructure deployment, data-driven asset management, and technology-enabled digitization of real-world infrastructure systems. These capabilities align with the Company’s broader strategy to integrate physical infrastructure assets with digital financial technologies.

Strategic Development and Future Outlook

During the year ended December 31, 2025, the Company generated revenue primarily from strategic consulting and technology-related services that supported enterprise digital infrastructure initiatives. Concurrently, the Company executed a series of strategic acquisitions and cooperation agreements intended to expand its technological capabilities and global market presence.

Management continues to focus on the integration of acquired businesses, the development of scalable infrastructure platforms, and the expansion of strategic partnerships across multiple jurisdictions. The Company’s future growth is expected to be driven by continued platform development, commercialization of digital asset infrastructure, and expansion into regulated financial technology markets.

As a developing technology holding company, the Company’s future operations depend on its ability to successfully integrate acquired entities, develop scalable technology platforms, obtain additional financing, and execute its long-term strategic initiatives in global digital infrastructure and financial technology sectors.

The Company is advancing a long-term strategy focused on building regulated digital asset infrastructure, enterprise payment connectivity, and real-world asset integration platforms across multiple markets.

The following completed acquisitions and entity formations expanded the Company’s operating platform during 2024 and 2025.

On November 24, 2024, the Company and other founders formed Goldfinch Group Holdings Ltd, in which the Company held a 70% controlling interest.

On August 14, 2025, Crestar Holdings Ltd. was formed as a 100% subsidiary of Goldfinch Group Holdings Ltd. in which the Company indirectly has a 100% equity interest.

On August 20, 2025, the Company entered into a share exchange agreement with Fidelity World Holdings Ltd. for the acquisition of the remaining 30% equity interest in Goldfinch Group Holdings Ltd. through the issuance of 3,000,000 restricted common shares. Upon completion of the transaction, the Goldfinch Group Holdings Ltd. became a wholly owned subsidiary of the Company.

On August 25, 2025, the Company completed the acquisition of 51% of SolanAI Global Ltd. through the issuance of 10,000,000 restricted common shares as initial consideration.

On September 3, 2025, Yuan Qi (Shenzhen) AI Co., Ltd. was formed as a 100% subsidiary of Crestar Holdings Ltd., in which the Company indirectly has a 100% equity interest.

On September 16, 2025, Jiansheng (Shenzhen) Technology Co., Ltd. was formed as an 80% subsidiary of Crestar Holdings Ltd., in which the Company indirectly has an 80% equity interest. Jiansheng (Shenzhen) Technology Co., Ltd. specializes in AI application software development.

On September 29, 2025, Solan (Shenzhen) Technology Co., Ltd. was formed as a 100% subsidiary of Crestar Holdings Ltd., in which the Company indirectly has a 100% equity interest.

On September 30, 2025, the Company completed the acquisition of 100% of Xirangsheng (Shenzhen) Health Technology Co., Ltd. through the issuance of 10,000,000 restricted common shares as initial consideration.

On December 31, 2025, the Company entered into a share exchange agreement for the acquisition of 51% of Goldfinch Group Co. Ltd. (Hong Kong), which holds 100% of Goldfinch-Chong (Fuzhou) Technology Co., Ltd., through the issuance of 5,000,000 restricted common shares. As of December 31, 2025, 5,000,000 shares remained outstanding and were recorded as stock payable. From January to February 2026, 3,500,000 shares were issued with 1,500,000 shares to be issued within year 2026.

The Company evaluated certain additional opportunities during 2025; however, no definitive agreements were executed with respect to those preliminary discussions.

As of December 31, 2025, the Company had completed a substantial portion of its strategic asset integration and capital structure repositioning, which management believes provides an initial foundation for future platform commercialization and business expansion.

NOTE 2 – GOING CONCERN

As reflected in the financial statements, the Company had an accumulated deficit of $37,619,073 at December 31, 2025 and cash used in operations of $69,282 for the year ended December 31, 2025. Management notes, however, that a substantial portion of the Company’s reported loss and operating expenses for 2025 consisted of non-cash items, including stock-based compensation and impairment charges, which did not have a corresponding impact on near-term operating cash flows.

The Company's ability to continue as a going concern is contingent upon achieving future profitable operations and securing  sufficient financing to meet operational obligations. Management plans to fund operations over the next twelve months through existing cash  resources, related party support, additional debt or equity financing, and potential capital raises via public or private offerings.  Management is actively pursuing these funding and business development initiatives and believes that such efforts, together with ongoing liability management and strategic expansion activities, may support the Company’s operations and business objectives over the next twelve months. However, there can be no assurance that the Company will ultimately be successful in obtaining sufficient financing or achieving profitable operations.

To improve its financial position, the Company has implemented a comprehensive strategy focused on:

1.	Revenue Growth – expanding strategic consulting, enterprise technology, and infrastructure-related service opportunities;
2.	Strategic Expansion – integrating acquired businesses and developing scalable Web3, digital asset, and infrastructure platforms;
3.	Market Development – building strategic partnerships and expanding commercial relationships across multiple jurisdictions;
4.	Technology Advancement – strengthening platform capabilities, intellectual property development, and commercialization readiness.
5.	Capital Structure and Liquidity Management – pursuing equity and debt financing opportunities, related party support, strategic capital arrangements, and liability restructuring where appropriate.

Management believes these initiatives will support long-term financial improvement and future business expansion. The Company will continue to monitor and report on their operational and financial progress.

Management notes that a substantial portion of the Company’s operating expenses for the year ended December 31, 2025 consisted of non-cash stock-based compensation associated with strategic services, corporate restructuring, and platform expansion initiatives. Management believes the Company’s 2025 financial results should be evaluated in the context of its broader strategic repositioning and non-cash capitalization activities.

Management believes that 2025 should be evaluated as a strategic repositioning and platform-buildout year, during which a significant portion of reported operating expense was non-cash in nature. Management further believes that the strategic acquisitions, platform development efforts, and financing initiatives undertaken during and after 2025 provide an initial foundation for future commercialization, revenue expansion, and improved operating scale.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and are presented in US dollars. The Company uses the accrual basis of accounting and has a December 31 fiscal year end.

Basis of Consolidation

These consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries of Goldfinch Group Holdings Ltd. (including its wholly owned subsidiary Crestar Holding Ltd.), Solan (Shenzhen) Technology Co., Ltd., Xirangsheng (Shenzhen) Health Technology Co., Ltd., 80% owned Jiansheng (Shenzhen) Technology Co., Ltd. and 51% owned SolanAI Global Ltd. (including its wholly owned subsidiary Yuan Qi (Shenzhen) AI Co., Ltd. and Goldfinch Group Co., Ltd. (including its wholly subsidiary Goldfinch-Chong (Fuzhou) Technology Co., Ltd.. All material intercompany balances and transactions have been eliminated.

			Functional
Entity		% owned	Currency	Acquisition Date
Transuite. Org. Inc.	Parent		USD
Goldfinch Group Holdings Ltd. (BVI) (Note 1)	Subsidiary	100%	CNY	11/24/2024
Crestar Holdings Ltd. (Hong Kong)	Subsidiary	100%	HKD	8/14/2025
Jiansheng (Shenzhen) Technology Co., Ltd.	Subsidiary	80%	CNY	9/16/2025
Solan (Shenzhen) Technology Co., Ltd.	Subsidiary	100%	CNY	9/29/2025
Xirangsheng (Shenzhen) Health Technology Co., Ltd.	Subsidiary	100%	CNY	9/30/2025
Goldfinch Group Co., Ltd. (Hong Kong)	Subsidiary	51%	HKD	12/31/2025
Goldfinch-Chong (Fuzhouu) Technology Co., Ltd.	Subsidiary	51%	CNY	12/31/2025
SolanAI Global Ltd. (Hong Kong)	Subsidiary	51%	HKD	8/25/2025
Yuan Qi (Shenzhen) AI Co., Ltd.	Subsidiary	51%	CNY	9/3/2025

Note 1: 70% interest acquired on November 24, 2024 and remaining 30% interest acquired on August 20, 2025

Foreign Currency Translations

The Company’s functional and reporting currency is the U.S. dollar. Goldfinch Group Holdings Ltd.’s, Solan (Shenzhen) Technology Co., Ltd.’s, Xirangsheng (Shenzhen) Health Technology Co., Ltd.’s, Goldfinch-Chong (Fuzhouu) Technology Co., Ltd.’s, Yuan Qi (Shenzhen) AI Co., Ltd.’s and Jiansheng (Shenzhen) Technology Co., Ltd.’s functional currency is the Chinese Renminbi (RMB). Crestar Holdings Ltd.’s, Goldfinch Group Co., Ltd.’s and SolanAI Global Ltd.’s functional currency is Hong Kong Dollar (HKD). All transactions initiated in RMB and HKD are translated into U.S. dollars in accordance with ASC 830-30, “Translation of Financial Statements,” as follows:

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

	Year Ended
	December 31,
	2025	2024
Spot USD:RMB exchange rate	0.14300	-
Average USD:RMB exchange rate	0.13910	-

	Year Ended
	December 31,
	2025	2024
Spot USD:HKD exchange rate	0.12848	-
Average USD:HKD exchange rate	0.12827	-

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

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2025 and December 31, 2024, the Company had bank balances of $3,705 and $0, respectively.

Funds held in trust comprise funds held in a trust account by the Company’s legal counsel. As of December 31, 2025 and December 31, 2024, the Company had $0 and $16,103 in funds held in trust, which are also considered cash equivalent.

Accounts Receivable

Accounts receivables are recorded in accordance with ASC 310, “Receivables,” at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company does not currently have any amount recorded as an allowance for doubtful accounts. Based on the management’s estimate and based on all accounts being current, the Company has not determined it necessary to establish a reserve for doubtful accounts at this time.

As of December 31, 2025 and December 31, 2024, accounts receivable was $19,299 and $0, respectively. The Company assessed that the recognition for current expected credit losses is not required as of December 31, 2025.

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense.

As of December 31, 2025 and December 31, 2024, there were $18,757 and $0 in other receivable and prepaids, respectively.

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

As of December 31, 2025, goodwill of $12,500,399 was generated through the acquisition of 51% equity interest in SolanAI Global Ltd., $1,701,719 was generated through the acquisition of 100% equity interest in Xirangsheng (Shenzhen) Health Technology Co., Ltd. and $483,153 was generated through the acquisition of 51% interest in Goldfinch Group Co., Ltd. (Hong Kong) and its wholly owned subsidiary Goldfinch-Chong (Fuzhouu) Technology Co., Ltd. (Note 9)

Based on the Company’s analysis of goodwill as of December 31, 2025, the fair value of the reporting unit based on estimated future cash flow falls below its carrying value and shows negative recoverability, goodwill was fully impaired and impairment loss on goodwill of $14,685,271 was incurred.

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

We capitalized website development and databases costs of $64,500, which is being amortized over a 5-year life. During the year ended December 31, 2025 and 2024, we recognized $12,912 and $13,070 worth of amortization expense, respectively.

Based on the Company’s analysis of the website development and database as of December 31, 2025, the fair value of the reporting unit based on estimated future cash flow falls below its carrying value and shows negative recoverability, the intangible assets were fully impaired and impairment loss on intangible assets of $27,619 was incurred.

Net book value as of December 31, 2023	$53,601
Additions	-
Disposal	-
Amortization	(13,070)
Net book value as of December 31, 2024	40,531
Additions	-
Disposal	-
Amortization	(12,912)
Impairment	(27,619)
Net boook value as of December 31, 2025	$-

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method. The depreciation methods are designed to depreciate the cost of the assets over their estimated useful lives, in years

As of December 31, 2025, the Company has e-charging equipment of $17,160. The equipment will be depreciated over five years of useful life beginning from January 2026.

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

Expected credit losses

The Company estimates and records a provision for its expected credit losses related to its financial instruments, including its trade receivables. Management considers historical collection rates, the current financial status of the Company’s customers, macroeconomic factors, and other industry-specific factors when evaluating current expected credit losses. However, because of the short time to the expected receipt of accounts receivable, management believes that the carrying value, net of expected losses, approximates fair value and therefore, relies more on historical and current analysis of such financial instruments, including its trade receivables.

Credit loss rate is determined by historical collection based on aging schedule, adjusted for current conditions using reasonable and supportable forecasts. Based on the aging categorization and the adjusted loss rate per category, an allowance for credit losses is calculated by multiplying the adjusted loss rate with the amortized cost in the respective age category. The amendments in ASU 2025‑05 introduce a practical expedient for all qualifying assets that allows the Company to assume that current conditions at the balance-sheet date remain unchanged for the remaining life of an asset when estimating credit losses on current accounts receivable and current contract assets. The Company electing this expedient will therefore adjust historical loss experience only to reflect current conditions, without the need to incorporate forward‑looking forecasts.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

During the year ended December 31, 2025, the Company’s revenue was primarily derived from strategic consulting and technology-related services supporting enterprise digital infrastructure initiatives and solution development. These services included research, planning, and technology-related deliverables designed to enhance clients’ operational capabilities and digital infrastructure.

The transaction price is determined based on the consideration specified in the contract.  Revenue is recognized when control of the goods or services deliverables defined in each contract are transferred to the customer. For online education solutions, revenue is recognized at a point in time or over time, depending on the nature of the arrangement and the transfer of control.

The Company’s payment terms vary by contract but generally require payment within a specified period following invoicing. In certain arrangements, the Company may receive advance payments, which are recorded as deferred revenue and recognized as revenue when the related performance obligations are satisfied.

During the year ended December 31, 2025, the Company’s wholly owned subsidiary Solan (Shenzhen) Technology Co., Ltd. recognized online medical education revenue of $2,765.

During the year ended December 31, 2025, the Company recognized total revenue of $117,765.

Share-Based Compensation

The Company accounts for share-based compensation under the fair value method in accordance with ASC 718, “Compensation – Stock Compensation,” which requires all such compensation to employees and non-employees to be calculated based on its fair value of the equity instrument at the grant date and recognized in the earnings over the requisite service or vesting period.

During the year ended December 31, 2025, the Company granted restricted stock units to consultants and a related party for services at aggregate valuation of $32,178,490, with some under vesting term of one year upon start date of the agreement. During the year ended December 31, 2025, the Company recorded vested portion at $22,320,670 in stock-based compensation comprised of common stock issued to consultants of $22,310,560 and director of $10,110, respectively. As of December 31, 2025, the unvested portion of $9,857,820 was recorded under Deferred Compensation under Equity in the Balance Sheet.

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

For the year ended December 31, 2025 and 2024, the following convertible note was excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	December 31,	December 31,
	2025	2024
	(Shares)	(Shares)
Convertible Notes	-	5,117,333

Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed by ASC 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the years in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company also conducts major business in China and Hong Kong and is subject to tax in these jurisdictions. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authorities.

The Company adopted the ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which modifies the rules on income tax disclosures to require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires enhanced disclosures of certain income statement expenses. In January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, either prospectively or retrospectively.

In July 2025, the FASB issued Accounting Standards Update 2025-05, “Financial Instruments – Credit Losses” (Topic 326): “Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. We are currently evaluating the potential impact of adopting ASU 2025-05 on our consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU No.2025-11- “Interim Reporting” (Topic270): “Narrow-Scope Improvements” which is designed to improve the navigability of interim reporting guidance and clarify its applicability without fundamentally changing the nature of interim reporting. In introduces a principle requiring entities to disclose events or changes since the last annual reporting period that have a material impact on the entity. The new guidance is effective for annual reporting periods beginning December 15, 2027. Early adoption is permitted. We are currently evaluating the impact this update will have on our consolidated financial statements and disclosures.

We have evaluated all other recently issued, but not yet effective, accounting pronouncements and do not believe that these accounting pronouncements will have any material impact on our consolidated financial statements or disclosures upon adoption.

Recent Adopted Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting” (Topic 280) – “Improvements to Reportable Segment Disclosures” ("ASU 2023-07"), which require public companies disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The adoption of ASU 2023-07 has not had a material effect on the Company’s statements and disclosures.

The Company has adopted ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires disaggregated information about the reporting entity’s effective tax rate reconciliation as well as information on income taxes paid.

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

During the year ended December 31, 2025, upon the execution of the Equity Purchase Agreement, the Company issued 135,000 shares of common stock valued at $249,750 as commitment shares to the investor. During the year ended December 31, 2025, the Company also made a $5,000 payment to the investor as documentation fee for the preparation of the Equity Purchase Agreement and Registration Rights Agreement.

 .

 As of December 31, 2025, the deferred share issuance cost aggregated to $254,750. These costs are deferred and will be deducted from the proceeds from future stock issuance to the investor under the Equity Purchase Agreement.

As of December 31, 2025, no investment funds had been received from Williamsburg Venture Holdings, LLC under the Equity Purchase Agreement. The commitment shares issued represent consideration for entering into the agreement and related services, and the deferred share issuance costs will be offset against proceeds from future stock issuances, if any, under the Equity Purchase Agreement.

NOTE 5 – LOAN PAYABLE

On September 15, 2024, the Company entered into a loan agreement with a non-affiliate party at $128,401 to support operating expense of the Company. The loan has a maturity date of September 15, 2026 and interest rate at 8% per annum. On December 3, 2025, the Company entered into a loan settlement agreement through the issuance of 2,140,016 common shares. As of December 31, 2025, 2,140,016 shares remained outstanding and were recorded as stock payable. As of December 31, 2025 and December 31, 2024, the loan payable was $0 and $128,401, respectively.

On November 25, 2024, Goldfinch Group Holdings Ltd. entered into a loan agreement with a non-affiliate party at $20,533 (CNY145,172) to support legal set-up cost of the Company. The loan has a maturity date of November 25, 2026 and interest rate at 10% per annum. On December 3, 2025, the Company entered into a loan settlement agreement through the issuance of 342,216 common shares. As of December 31, 2025, 342,216 shares remained outstanding and were recorded as stock payable. As of December 31, 2025 and December 31, 2024, the loan payable was $0 and $20,533, respectively.

On March 31, 2025, the Company entered into a loan agreement with a non-affiliate party at $41,820 to support operating expense of the Company. The loan has a maturity date of March 31, 2027 and interest rate at 8% per annum. On June 30, 2025, the Company entered into a loan agreement with the same non-affiliate party at $6,800 to support operating expense of the Company. The loan has a maturity date of June 30, 2027 and interest rate at 8% per annum. In November 2025, the non-affiliate advanced further $11,100 to the Company. On December 3, 2025, the Company issued 995,334 shares of common stock for the full settlement of the loan amount of $59,720.

On March 31, 2025, the Company entered into a loan agreement with a non-affiliate party of $5,000 to support operating expense of the Company. The loan has a maturity date of March 31, 2027 and interest rate at 8% per annum. During the year ended December 31, 2025, repayment in total of $5,000 was made. As of December 31, 2025 and December 31, 2024, the loan payable was $0 and $5,000, respectively.

The amendments executed on December 3, 2025 in connection with the above loan settlements state the loans being modified to non-interest bearing and any interest accrued prior to the debt settlement deemed fully satisfied pursuant to Section 3 of the respective agreements through the issuance of common stock. Accordingly, no accrued interest remained outstanding as of December 31, 2025.

Interest expense incurred prior to the settlement of the loans for the years ended December 31, 2025 and December 31, 2024 was $11,663 and $1,057, respectively. On December 3, 2025, accrued interest of $16,657 was fully settled, resulting in gain on loan settlement of $16,657 reported in the Statements of Operation. As of December 31, 2025 and December 31, 2024, accrued interest payable was $0 and $3,253, respectively.

As of December 31, 2025 and December 31, 2024, the loan payable was $0 and $148,442, respectively.

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On November 8, 2023, the Company issued a convertible promissory note to a non-affiliate of $153,520. The convertible note is non-interest bearing, has a maturity date of November 8, 2024 and is convertible at $0.03 per share of the Company’s common stock. On August 21, 2024, the non-affiliate transferred and assigned the convertible note to another non-affiliate.

On March 6, 2025, the convertible note was fully converted into 5,117,333 shares of common stock.

As of December 31, 2025 and December 31, 2024, convertible note payable was $0 and $153,520, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS AND BALANCES

1)      Nature of relationships with related parties

The table below sets forth the major related parties and their relationships with the Company, with which the Company entered into transactions for the year ended December 31, 2025 and 2024 or recorded balances as of December 31, 2025 and December 31, 2024, respectively.

Name of Related Party	Relationship to the Company
Mengqing Fan	Director of Transuite.Org. Inc.
Xiaohuan Song	Director of Goldfinch Group Holdings Ltd. and Goldfinch Group Co., Ltd. (Hong Kong)
Hailiang Li	Director of Xirangsheng (Shenzhen) Health Technology Co., Ltd.
Zeng Lianghui	Director of Goldfinch-Chong (Fuzhou) Technology Co., Ltd.
Qianglong Zeng	Director of Transuite.Org. Inc.
Fidelity World Holding	Entity holding 30% equity interest in Goldfinch Group Holdings Ltd.

2) Balances with related parties

	As of	As of
	December 31, 2025	December 31, 2024
Amount due from related party

Non-trade
Amount due from Mengqing Fan	$8,901	$-
Amount due from Fidelity World Holding	-	15,000
	$8,901	$15,000
Amount due to related parties

Non-trade
Amount due to Mengqing Fan	$-	$2,154
Amount due to Xiaohuan Song	1,785	-
Amount due to Zeng Lianghui	1,430	-
Amount due to Hailiang Li	8,467	-
	$11,682	$2,154

3) Transactions with related parties

	For the	For the
	year ended	year ended
	December 31, 2025	December 31, 2024

Incorporation capital on Goldfinch Group Holdings Ltd. with 30% due from Fidelity World Holding	$-	$(15,000)
Repayment from Fidelity World Holding for acquisition of remaining 70% equity interest in Goldfinch Group Holdings Ltd. BVI	$15,000	$-
Advancement from Mengqing Fan for Transuite.Org. Inc. operation expenses	$25,145	$2,154
Repayment to Mengqing Fan	$(36,200)	$-
Advancement from Xiaohuan Song for Goldfinch Group Holdings Ltd. (BVI) and Goldfinch Group Co., Ltd. (Hong Kong) incorporation cost and operating expenses	$1,785	$-
Advancement from Zeng Lianghui to Goldfinch-Chong (Fuzhou) Technology Co., Ltd.	$1,430	$-
Advancement from Hailiang Li for Xirangsheng Health Technology operation expenses	$8,467	$-
*Issuance of common stock to Qianglong Zeng for services	$10,110	$-

*On October 10, 2025, the Company issued 100,000 shares of restricted stock to the Director of the Company for service valued at $45,000. Vested portion was recorded to stock-based compensation at $10,110 and unvested portion though December 31, 2025 of $34,890 was recorded to deferred compensation.

NOTE 8 - EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

During the year ended December 31, 2025, the Company issued an aggregate of 27,860,000 shares of common stock to consultants for service rendered valued at $32,133,490 and included in professional fees in the statements of operation. Vested portion was recorded to stock-based compensation at $22,310,560 and unvested portion though December 31, 2025 of $9,822,930 was recorded to deferred compensation.

On October 10, 2025, the Company issued 100,000 shares of restricted stock to the Director of the Company for service valued at $45,000. Vested portion was recorded to stock-based compensation at $10,110 and unvested portion though December 31, 2025 of $34,890 was recorded to deferred compensation.

During the year ended December 31, 2025, upon the execution of the Equity Purchase Agreement with Williamburg Venture Holding, LLC, the Company issued an aggregate of 135,000 shares of common stock valued at $249,750 as commitment shares and recorded in deferred share issuance cost in the balance sheet.

During the year ended December 31, 2025, the Company issued 995,334 shares of common stock for debt settlement of $59,720.

During the year ended December 31, 2025, a convertible note of $153,250 was fully converted for 5,117,333 shares of common stock.

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

On September 30, 2025, the Company issued 10,000,000 restricted shares of common stock at $0.17 per share with a fair value of $1,700,000 as initial consideration for the acquisition of 100% equity interest in Xirangsheng (Shenzhen) Health Technology Co., Ltd. On September 30, 2025, the Company completed the acquisition of 100% of XRS

As of December 31, 2025 and December 31, 2024, the issued and outstanding common stock was 61,254,427 and 4,046,760 shares, respectively.

Incentive Stock Option Plan

On October 14, 2025, the Company obtained written consent by the holders of the majority of the voting power of the Company's capital stock approving the adoption of the Company’s 2025 Stock Incentive Plan (the “Plan”).  The Plan allows the Board of Directors of the Company to grant incentive stock options, nonqualified stock options and restricted stock awards to officers, directors, employees and consultants of the Company.  At the time of consent, there were 7,000,000 shares of common stock of the Company reserved for issuance under the Plan. As of December 31, 2025, 5,000,000 shares had been granted under the Plan, and 2,000,000 shares remained available for future grants.

Stock Payable

On December 31, 2025, the Company entered into a share exchange agreement for the acquisition of 51% of Goldfinch Group Co. Ltd. (Hong Kong), which holds 100% of Goldfinch-Chong (Fuzhou) Technology Co., Ltd., through the issuance of 5,000,000 restricted common shares. As of December 31, 2025, , 5,000,000 shares remained outstanding and were recorded as stock payable.

On December 3, 2025, the Company entered into a loan settlement agreement with a non-affiliate for the settlement of loan at $128,401 through the issuance of 2,140,016 common shares. As of December 31, 2025, 2,140,016 shares remained outstanding and were recorded as stock payable.

On December 3, 2025, the Company entered into a loan settlement agreement with a non-affiliate for the settlement of loan at $20,533 through the issuance of 342,216 common shares. As of December 31, 2025, 342,216 shares remained outstanding and were recorded as stock payable.

On December 3, 2025, the Company entered into a loan settlement agreement with a non-affiliate for the settlement of trade payable balance at $40,000 through the issuance of 666,666 common shares. As of December 31, 2025, 666,666 shares remained outstanding and were recorded as stock payable.

As of December 31, 2025, the stock payable was $688,934 for outstanding 8,148,898 common shares.

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

The following table summarizes the preliminary identifiable assets acquired and liabilities assumed upon acquisition of XRS and the calculation of contingent liability:

Total purchase price	$1,700,000

Bank	1,458
Prepaid Expense	6,644
Other Receivable	2,743
Total identifiable assets	10,845

Other Payable	(12,563)
Total identifiable liabilities	(12,563)

Net assets (liabilities)	(1,719)

Goodwill	$1,701,719

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

The following table summarizes the preliminary identifiable assets acquired and liabilities assumed upon acquisition of SolanAI and the calculation of goodwill:

Total purchase price	$12,500,000

Bank	1,280
Total identifiable assets	1,280

Other Payable	(2,063)
Total identifiable liabilities	(2,063)

Net assets (liabilities)	(783)

Non-controlling interest	383
Total net assets (liabilities)	(399)

Goodwill	$12,500,399

Goldfinch Group Holdings Ltd.

On December 31, 2025, the Company entered a share exchange agreement with Crestar Holdings Ltd., wholly owned subsidiary of Goldfinch Group Holdings Ltd., for the acquisition of 51% equity interest in Goldfinch Group co., Ltd, a Hong Kong company (“Goldfinch HK”) which holds 100% equity interest in Goldfinch-Chong (Fuzhou) Technology Co., Ltd. (“Goldfinch-Chong”), an intelligent e-bike charging and management solutions provider with a leading position and strong innovation capabilities in the e-bike charging market, through the issuance of 5,000,000 restricted common shares at $0.10 per share with a fair value of $500,000.

The acquisition was closed on December 31, 2025. Goldfinch Group Holdings Ltd. and Goldfinch-Chong (Fuzhou) Technology Co., Ltd.  have been included in our consolidated balance sheets since the acquisition date.

As of December 31, 2025, 5,000,000 shares remained outstanding and were recorded as stock payable.

The following table summarizes the preliminary identifiable assets acquired and liabilities assumed upon acquisition of Goldfinch and the calculation of goodwill:

Total purchase price	$500,000

Amount due from director	229
Bank	622
Accounts Receivable	19,299
Prepaid Expense	1,201
Other Receivable	260
Inventory	17,160
Total identifiable assets	38,771

Accounts Payable	(1,521)
Salary Payable	(2,174)
Tax Payable	(612)
Other Payable	(1,430)
Total identifiable liabilities	(5,737)

Net assets (liabilities)	33,033

Non-controlling interest	(16,186)
Total net assets (liabilities)	16,847

Goodwill	$483,153

Based on the Company’s analysis of goodwill as of December 31, 2025, the fair value of the reporting unit based on estimated future cash flow falls below its carrying value and shows negative recoverability, goodwill was fully impaired and impairment loss on goodwill of $14,685,271 was incurred.

NOTE 10 – CONCENTRATION OF RISK

Major Customers

For the year ended December 31, 2025, the Company generated total revenue of $117,765 of which one customer accounted for $115,000 or 97.7% of the Company’s total revenue and one customer represented 100% of the outstanding accounts receivable balance of $19,299.

For the year ended December 31, 2024, the Company generated total revenue of $0.

NOTE 11 - INCOME TAX

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

The loss from operation before income tax of the Company for the year ended December 31, 2025 and December 31, 2024 were comprised of the following:

	For the year ended December 31,	For the year ended December 31,
	2025	2024
Tax justrisdiction from:	$	$
- Local	(37,123,454)	(374,704)
- Foreign, representing:
China	(30,636)	(173)
Hong Kong	(3,061)	-
Loss before income taxes	$(37,157,151)	$(374,877)

A reconciliation between expected income taxes and the income tax net expense included in the statements of operations for the years ended December 31, 2025 and 2024 is as follows:

	For Year Ended December 31, 2025	For Year Ended December 31, 2024
Net loss before income tax	$(37,157,151)	$(374,877)
Statutory tax Rate	21%	21%
Tax (benefit) expense at the statutory tax rate	(7,804,350)	(78,731)
Tax effect of
Stock-based compensation	4,687,341	-
Impairment loss on goodwill	3,083,907	-
Impairment loss on intangible assets	5,800	-
Changes in valuation allowance	27,302	78,731
Income tax expense (benefit) per book	$-	$-

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2025 and December 31, 2024, are as follows:

	December 31,	December 31,	December 31,	December 31,
	2025	2025	2025	2024
	USA	China/HK	Total	Total
Net operating loss carryforward	$554,886	$33,697	$588,583	$464,992
Statutory tax rate	21%	25%	21%	21%
Deferred tax asset	116,526	8,424	123,602	97,648
Less: Valuation allowance	(116,526)	(8,424)	(123,602)	(97,648)
Net deferred asset	$-	$-	$-	$-

The valuation allowance increased by $27,302 during the year ended December 31, 2025. As of December 31, 2025, the Company had approximately $599,000 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2028 and 2035. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2018 through 2025 are subject to review by the tax authorities.

NOTE 12 – SEGMENT REPORTING

Operating segments are components of an entity for which separate financial information is available and evaluated by the Company’s chief operating decision maker (“CODM”) in determining how to allocate resources and assess performance.

As of December 31, 2025, the Company operates through the following reporting segments:

•	Technology and consulting services conducted through Transuite.Org Inc.;

•	Online medical education services conducted through Solan (Shenzhen) Technology Co., Ltd., which was acquired on September 29, 2025; and

•	Intelligent infrastructure and e-bike charging management solutions conducted through Goldfinch-Chong (Fuzhou) Technology Co., Ltd., which was acquired on December 31, 2025.

The Company’s chief operating decision makers (“CODM”) are the Chief Executive Officers and Directors of the respective entities.

Since September 2024, the Company has undertaken strategic restructuring efforts, including reorganization of management functions and expansion into technology-driven service offerings. During the year ended December 31, 2025, the Company’s primary operating activities consisted of strategic consulting and technology-related services, including business solution development and digital platform-related deliverables.

For the year ended December 31, 2025, the Company reported revenue of $115,000, primarily derived from strategic consulting and technology service engagements.

The online medical education segment commenced operations following the acquisition of Solan (Shenzhen) Technology Co., Ltd. in September 2025. The intelligent infrastructure segment related to Goldfinch-Chong (Fuzhou) Technology Co., Ltd. was acquired on December 31, 2025 and therefore did not significantly contribute to the Company’s operating results for the year ended December 31, 2025.

Management currently focuses on cost control, integration of acquired entities, and securing debt and equity financing to support ongoing business development. The CODM evaluates segment performance primarily based on operating results, including revenue and net income (loss). Segment assets are reported in the accompanying Consolidated Balance Sheets.

Segment by Entity and Operations

Entity Operation	Transuite Technology & Consulting	Solan (Shenzhen) Online medical Education	Xirangsheng Online health Technology	Goldfinch HK Charging Infrastructure	Goldfinch-Chong E-bike Charging	SolanAI Global Web 3 Infrastructure	Jiansheng & Yuan Qi AI Software Development	Goldfinch BVI & Crestar HK Corporate/Holding	Total

Revenue	$115,000	$2,765	$-	$-	$-	$-	$-	$-	$117,765
Cost of sales	-	256	-	-	-	-	-	-	256
Gross Profit	$115,000	2,509	-	-	-	-	$-	$-	$117,509

Segment Loss	$(37,123,454)	$(1,094)	$(24,513)	$-	$-	$(1,048)	$(5,229)	$(1,813)	$(37,157,151)

Total Assets	$279,759	$2,836	$15,974	$-	$38,541	$329	$21	$-	$337,461

Year Ended December 31, 2024

Entity Operation	Transuite Technology & Consulting	Solan (Shenzhen) Online medical Education	Xirangsheng Online medical Education	Goldfinch HK Online medical Education	Goldfinch-Chong Online medical Education	SolanAI Global Online medical Education	Yuan Qi Software Development	Goldfinch BVI & Crestar HK Corporate	Total
Revenue	$-	$-	$-	$-	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-	-	-	-	-
Gross Profit	$-	-	-	-	-	-	$-	$-	$-

Segment Loss	$(374,704)	$-	$-	$-	$-	$-	$-	$(173)	$(374,877)

Total Assets	$56,634	$-	$-	$-	$-	$-	$-	$15,000	$71,634

Segment by Geographical locations

Year Ended December 31, 2025

	USA	China	Hong Kong	Total
Revenue	$115,000	$2,765	$-	$117,765
Cost of sales	-	256	-	256
Gross profit	115,000	2,509	-	117,509

Total operating expenses	37,239,497	33,294	3,061	37,275,852

Loss from operations	(37,124,497)	(30,785)	(3,061)	(37,158,343)

Other income (expenses)	1,042	1,502	-	1,192

Net loss before income taxes	(37,123,455)	(30,635)	(3,061)	(37,157,152)

Income Tax Provision	-	-	-	-

Net Loss	$(37,123,455)	$(30,635)	$(3,061)	$(37,157,151)

As of December 31, 2025

	USA	China	Hong Kong	Total
Current Assets	$279,759	$39,985	$557	$320,301
Property and Equipment	$-	$17,160	$-	$17,160

Year Ended December 31, 2024

	USA	China	Hong Kong	Total
Revenue	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-

Total operating expenses	337,343	-	-	337,343

Loss from operations	(337,343)	-	-	(337,343)

Other income (expenses)	(17,836)	(173)	-	(18,009)

Net loss before income taxes	(355,179)	(173)	-	(355,352)

Income Tax Provision	-	-	-	-

Net Loss	$(355,179)	$(173)	$-	$(355,352)

As of December 31, 2024

	USA	China	Hong Kong	Total
Current Assets	$16,103	$15,000	$-	$31,103
Intangible Assets	$40,531	$-	$-	$40,531

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to December 31, 2025 to the date these financial statements were issued and has determined that it has the below material subsequent event to disclose in these financial statements.

Loan Agreement

On March 31, 2026, the Company entered into a loan agreement with a non-affiliate party at $40,691 to support operating expense of the Company during the three months ended March 31, 2026. The loan has a maturity date of March 31, 2028 and interest rate at 8% per annum.

Share Issuance

On January 2, 2026, the Company issued 2,140,016 common shares for the settlement of loan payable of $128,401 in pursuant to the settlement agreement entered on December 3, 2025. (Note 5 and Note 8)

On January 16, 2026, the Company issued 666,666 common shares for the settlement of a trade payable of $40,000 in pursuant to the settlement agreement entered on December 3, 2025. (Note 5 and Note 8)

From January to February 2026, 3,500,000 common shares were issued as partial consideration for the acquisition of 51% equity interest in Goldfinch Group Co. Ltd. (Hong Kong) in pursuant to share exchange agreement entered on December 31, 2025. The remaining consideration of 1,500,000 common shares will be issued within year 2026. (Note 9)

On March 31 2026, the Company issued 342,216 common shares for the settlement of loan payable of $20,533 in pursuant to the settlement agreement entered on December 3, 2025. (Note 5 and Note 8)

From January to February 2026, the Company issued an aggregate of 1,550,000 common shares valued at $155,000 to consultants for service rendered.

Pursuant to termination agreements, from January to March 2026, the Company cancelled an aggregate of 1,670,000 common shares previously issued to consultants for service.

Honwo Cooperation Agreement

On February 21, 2026, the Company entered into a Cooperation Agreement with Honwo Technology Holding Limited (“Honwo”) to establish a strategic collaboration framework in Web3 technology and related business development.

Pursuant to the agreement, Crestar Holdings Limited, a wholly owned subsidiary of the Company, agreed to transfer a 19% equity interest in SolanAI Global Limited to Honwo while retaining majority ownership and control. In connection with this arrangement, the Company agreed to issue an aggregate of 5,000,000 restricted shares of its common stock to Honwo and/or its designees, consisting of 3,000,000 strategic support shares and 2,000,000 incentive shares subject to specified service-related conditions.

On February 24, 2026, the Company issued 1,000,000 restricted common shares to Honwo.

On February 23, 2026, pursuant to the agreement signed on February 21, 2026, the Company issued 3,000,000 common shares to Solan AI Global Ltd for strategic support shares.

Strategic Cooperation with AFT Group and Proposed Acquisition of AEEC

On March 10, 2026, the Company entered into a Cooperation Agreement with Australian Fintech Group Pty Ltd. (“AFT Group”) and AEEC International Pty Ltd. (“AEEC”) to establish a strategic partnership in fields of Web3 financial infrastructure, digital payment systems, and digital asset trading platform development.

In connection with this cooperation, the Company, through its subsidiary Crestar Holdings Limited, intends to acquire a 51% equity interest in AEEC, subject to the satisfaction of certain closing conditions. As consideration, the Company agreed to issue an aggregate of 8,000,000 restricted shares of its common stock to AEEC and/or its designated entities upon completion of the transaction.

Authorized Share Increase

On March 10, 2026, the Company filed a Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission relating to the approval of an Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock.

The amendment is expected to become effective upon filing with the Nevada Secretary of State following expiration of the applicable notice period. The Company is currently completing the related corporate filings.

On April 14, 2026, the Company filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State, and the Amended and Restated Articles became effective upon filing.

Among other things, the Amended and Restated Articles amended and restated the Company’s articles of incorporation to provide that the total number of shares of capital stock that the Company is authorized to issue is 1,100,000,000 shares, consisting of (i) 1,000,000,000 shares of common stock, par value $0.001 per share, and (ii) 100,000,000 shares of preferred stock, par value $0.001 per share. The Amended and Restated Articles also include provisions relating to the authorization of preferred stock in one or more series, director and officer liability limitations, indemnification, certain opt-out elections under the Nevada Revised Statutes, bylaw authority, and forum selection for internal corporate actions.Except as described above, the Company did not identify any additional material subsequent events requiring disclosure.

These subsequent events reflect the Company’s continued execution of its platform expansion strategy following the 2025 reporting period.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2025, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We lack an adequate internal control structure – Due to the size of the Company we do not have the appropriate control activities, risk assessment procedures, controls over information and communication, or effective monitoring controls.

2.

We did not implement appropriate information technology controls – As at December 31, 2025, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors. Further, there are no IT controls in place to prevent changes to, or misstatement in, financial reporting.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the year ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following information sets forth the names of our officers and directors, their present positions as of May 20, 2026, and some brief information about their background.

Name	Age	Position(s)
Mengqing Fan	56	Chief Executive Officer/ Director/Chairman of the Board/President/Treasurer
Hailiang Li	59	Chief Financial Officer
Weihua Huang	47	Director
Shaoli Jiang	47	Director
Kairui Yu	52	Director/Secretary

Background of Officers and Directors

Mengqing Fan

Experienced investment advisor with twenty years. Entrepreneur and specialist with global experience in business development and management, financial management, financing, M&As, restructuring, resource integration.

Ms. Fan obtained the Master Degree in Computer Science from California State University in 2001.

Hailiang Li

Mr. Li graduated from the School of Management at Xi’an Jiaotong University. He previously served as Deputy Secretary-General of the Sun Yat-sen Center Foundation and as General Manager of Shanghai Shanguan Culture Communication Co., Ltd. He currently serves as the Founder and Chief Executive Officer of Xirangsheng (Shenzhen) Health Technology Co., Ltd. Mr. Li has over 20 years of experience in corporate management and operations, including experience in financial management, corporate governance, strategic planning, and digital transformation initiatives.

Weihua Huang

Mr. Huang has over 20 years of experience in entrepreneurship, corporate management, and investment. He currently serves as the founder and CEO of Shenzhen Nth Quantitative Trading Technology Co., Ltd., a company focused on quantitative trading technology. Over the past decade, Mr. Huang has been an active investor and advisor in the financial technology and digital assets sector, with experience encompassing areas such as blockchain infrastructure and digital asset exchanges. He has also provided strategic advisory services to several large enterprises. Mr. Huang's background in strategic planning and digital transformation is expected to contribute to the Board's deliberations in these areas.

Shaoli Jiang

Mr. Jiang has over 15 years of experience in the financial technology and IT sectors. He previously held technology and management positions at companies including Yonyou Network Technology Co., Ltd. and Tencent Holdings Ltd., where he led the development of information systems for clients across various industries. He used to be the General Manager of the National Incubation Center at Shenzhen Cultural Property Exchange and as an Executive Director at Holistic Asset Finance Group. Currently, he is the founder and CEO of GloryEra Holdings, a firm focused on corporate advisory and investment banking services. The Board believes Mr. Jiang's expertise in corporate strategy, digitalization, and financial operations will be valuable to the Company.

Kairui Yu

Mr.Yu is a seasoned professional with a strong background in Web3, financial technology, and corporate management. He holds a Master's Degree of Computer Science and Management Engineering from Zhejiang University.  Mr. Yu is the founder of Bee Digital Labs, and is recognized as seasoned Web3 professional, and one of the earliest practitioners of STO & RWA. His career spans the internet, fintech, and blockchain technology sectors, encompassing executive management experience at listed companies and participation in the incubation of unicorn enterprises. He previously served as a senior executive at Kingdee International (00268.HK) and EA(Eternal Asia, 002183.SZ). Mr. Yu has extensive experience in strategic planning, digital transformation, and the emerging digital asset economy.

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

Item 11. Executive Compensation

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The following table sets forth information regarding each element of compensation that we pay or award to our named executive officers for the year ended December 31, 2025 and 2024.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Qianglong Zeng, President	2025	-	-	10,110	-	-	-	-	-

Note: Qianglong Zeng was appointed as President and Director on October 9, 2025, and was resigned on February 12, 2026.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement with any officer. Other than the issuance of 100,000 shares of common stock to  Zeng, the Company has no compensation agreement with any officer.

DIRECTOR COMPENSATION

We have not compensated our Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of May 20, 2026 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Hailiang Li No.1 Zhushu Road Lane 1, Pingdong Village, Sanxiang Town, Zhongshan City Guangdong Province, China	20,152,000 Shares of Common Stock	28.073%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 20, 2026. As of May 20, 2026, there were 71,783,325 shares of our Company’s common stock issued and outstanding.

Item 13. Certain Relationships and Related Transactions

Share Issuance

On October 10, 2025, the Company issued 100,000 shares of restricted stock to the Director of the Company for service valued at $45,000. Vested portion was recorded to stock-based compensation at $10,110 and unvested portion though December 31, 2025 of $34,890 was recorded to deferred compensation.

Due from related parties

During the year ended December 31, 2025 and 2024, a director of the Company, who was appointed on October 28, 2024, made payment to vendors of $25,145 and $2,154 on behalf of the Company, respectively. During the year ended December 31, 2025, the director was repaid $27,299 and loaned $8,901$36,200. As of December 31, 2025 and December 31, 2024, the amount due from the director of the Company was $8,901 and the amount due to a director of the Company was $2,154, respectively.

During the year ended December 31, 2025, the director of Goldfinch Group Co., Ltd. (Hong Kong) contributed to share capital $1,287 (HKD10,000) and made payment on incorporation and registration costs on behalf of the Company of $1,516. As of December 31, 2025, the amount due from the director of Goldfinch Group Co., Ltd. (Hong Kong) was $229.

As of December 31, 2025 and 2024, the amount due from the related parties was $9,130 and $15,000, respectively.

Due to related parties

Effective June 15, 2018, the Company entered a loan agreement with its former CEO. The lender agreed to lend a total of $50,000 payable in applicable instalments over the Term of the loan. The CEO agreed to an interest rate of 0% and a term of 5 years. Effective October 6, 2022, the CEO agreed to increase maximum amount of the loan to $100,000 and extend the term to 7 years or until June 15, 2025. During the three months ended March 31, 2024, the former director of the Company who resigned on August 28, 2024 upon change of control, made payments to vendors on behalf of the Company of $27,491. During the year ended December 31, 2024, imputed interest of $2,605 was incurred and recorded to additional paid-in capital. Upon their resignation on August 28, 2024, the loan to the former director of $104,696 was forgiven and recorded to additional paid in capital. The amount due under the loan was $0 as of December 31, 2025 and December 31, 2024, respectively.

During the year ended December 31, 2025, a director of Goldfinch Group Holdings Ltd. BVI made payment on incorporation and registration costs on behalf of its wholly subsidiary Crestar Holding Ltd. of $2,013. As of December 31, 2025, the amount due to the director of Goldfinich BVI was $2,013.

As of December 31, 2025 and December 31, 2024, the amount due to the related parties was $2,013 and $2,154, respectively.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for the year ended December 31, 2025 and 2024 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year Ended December 31, 2025 and 2024

Fee Category	Year Ended December 31, 2025	Year Ended December 31, 2024

Audit Fees	$49,775	$31,498
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$49,775	$31,498

PART IV

Item 15. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

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

Transuite.Org Inc.

Dated May 22, 2026	By:	/s/ Mengqing Fan
Mengqing Fan
Title: CEO, Director, Chairwoman of the Board

Dated May 22, 2026	By:	/s/ Hailiang Li
Hailiang Li
Title: CFO

