Form 10-Q
period 2026-03-31
TRANSUITE.ORG INC.
filed 2026-06-16
CIK 1758699

U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

 79,849,992 Shares of Common Stock as of June 11, 2026

Transuite.Org Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$4,545	$3,705
Accounts receivable	120,781	19,299
Other receivable	16,059	14,889
Prepaid expense	38,710	18,757
Due from related party	19,801	8,901
Deferred share issuance cost	254,750	254,750
Total Current Assets	$454,646	$320,301

Other Assets
Property and Equipment, net	41,724	17,160
Total Assets	$496,370	$337,461

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$160,412	$109,281
Due to related parties	15,338	11,682
Stock payable	169,997	688,934
Total Current Liabilities	345,747	809,897

Loan payable	40,692	-

Total Liabilities	386,439	809,897

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock: $0.001 par value, 75,000,000 shares authorized, 71,783,325 shares and 61,254,427 shares issued and outstanding, respectively	71,783	61,254
Additional paid-in capital	47,871,921	46,928,116
Accumulated deficit	(40,815,538)	(37,619,073)
Accumulated other comprehensive income	2,022	2,379
Less: Deferred compensation (including $23,795 and $34,890 of deferred compensation to related party, respectively)	(6,375,609)	(9,857,820)
Less: Treasury Stock	(600,000)	-
Total equity (deficit) attributed to Transuite.Org. Inc.	154,579	(485,144)
Non-controlling interest	(44,648)	12,708
Total Stockholders' Equity (Deficit)	109,931	(472,436)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$496,370	$337,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

Transuite.Org Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025

Revenues	$121,784	$-
Cost of sales	12,160	-
Gross Profit	109,624	-

Operating Expenses
General and administrative expenses	$15,250	$103
Professional fees (including stock-based compensation of $3,306,511 and $408,851, respectively)	3,334,814	479,997
Professional fees - related party (including stock-based compensation of $11,096 and $0, respectively)	11,096	-
Depreciation and Amortization	2,196	3,228
Total operating expenses	3,363,356	483,328

Net loss from operations	(3,253,732)	(483,328)

Other income (expense)
Interest expense	(47)	(3,069)
Other expense	(111)	-
Other income	77	-
Total other income (expense)	(81)	(3,069)

Net loss before taxes	(3,253,813)	(486,397)
Provision for income taxes	-	-
Net loss	(3,253,813)	(486,397)
Less: Net loss attributable to non-controlling interest	(57,348)	(150)
Net loss attributable to Transuite.Org. Inc.	$(3,196,465)	$(486,247)

Comprehensive loss
Net loss	$(3,253,813)	$(486,397)
Foreign currency adjustment	(365)	-
Total comprehensive loss	(3,254,178)	(486,397)
Less: Comprehensive loss attributable to noncontrolling interest	(57,356)	-
Net comprehensive loss attributed to stockholders of Transuite.Org. Inc.	$(3,196,822)	$(486,397)

Net Loss Per Common Share – Basic and Diluted	$(0.05)	$(0.06)

Weighted Average Common Shares Outstanding	69,202,911	7,579,048

The accompanying notes are an integral part of the condensed consolidated financial statements.

Transuite.Org Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the three months ended March 31, 2026 and March 31, 2025

(Unaudited)

For three months ended March 31, 2026

										Total
			Additional		Other				Non-	Shareholders'
	Common stock		Paid-in	Accumulated	Comprehensive	Deferred	Treasury		controlling	Equity
	Shares	Amount	Capital	Deficit	Income	Compensation	Stock	Total	Interest	(Deficit)

Balance, December 31, 2025 (Audited)	61,254,427	$61,254	$46,928,116	$(37,619,073)	$2,379	$(9,857,820)	$-	$(485,144)	$12,708	$(472,436)
Issuance of common stock for debt settlement	3,148,898	3,149	185,785	-	-	-	-	188,934	-	188,934
Issuance of common stock for acquisition of Goldfinch Group Co. Ltd. HK	3,500,000	3,500	346,500	-	-	-	-	350,000	-	350,000
Issuance of common stock to non-affiliates for services	2,550,000	2,550	342,450	-	-	-	-	345,000	-	345,000
Issuance of common stock to SolanAI Global Ltd. as treasury stock	3,000,000	3,000	597,000	-	-	-	(600,000)	-	-	-
Cancellation of common stock issued to non-affiliates for services	(1,670,000)	(1,670)	(527,930)	-	-	7,276	-	(522,324)	-	(522,324)
Stock-based compensation incurred from deferred compensation	-	-	-	-	-	3,474,935	-	3,474,935	-	3,474,935
Other comprehensive loss	-	-	-	-	(357)	-	-	(357)	(8)	(365)
Net loss	-	-	-	(3,196,465)	-	-	-	(3,196,465)	(57,348)	(3,253,813)
Balance, March 31, 2026 (Unaudited)	71,783,325	$71,783	$47,871,921	$(40,815,538)	$2,022	$(6,375,609)	$(600,000)	$154,579	$(44,648)	$109,931

For three months ended March 31, 2025

							Total
			Additional			Non-	Shareholders'
	Common stock		Paid-in	Accumulated		controlling	Equity
	Shares	Amount	Capital	Deficit	Total	Interest	(Deficit)
Balance, December 31, 2024 (Audited)	4,046,760	$4,047	$143,843	$(458,919)	$(311,029)	$8,927	$(302,102)

Stock-based compensation	221,000	221	408,629	-	408,850	-	408,850
Issuance of common stock as commitment shares	135,000	135	249,615	-	249,750	-	249,750
Issuance of common stock for conversion of convertible note	5,117,333	5,117	148,403	-	153,520	-	153,520
Net loss	-	-	-	(486,247)	(486,247)	(150)	(486,397)
Balance, March 31, 2025 (Unaudited)	9,520,093	$9,520	$950,490	$(945,166)	$14,844	$8,777	$23,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

Transuite.Org Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025

Cash Flows from Operating Activities:
Net loss	$(3,253,813)	$(486,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization on intangible assets	-	3,228
Depreciation on property and equipment	2,196
Issuance of common stock to non-affiliates for services	345,000	408,851
Accrual of unvested incentive stock	19,997	-
Cancellation of common stock issued to non-affiliates for services	(522,324)	-
Stock-based compensation incurred from deferred compensation	3,474,935	-
Changes in operating assets and liabilities:
Accounts receivable	(101,482)	-
Other receivable	(1,170)	-
Prepaid expense	(19,953)	(14,685)
Deferred Share Issuance Cost	-	(5,002)
Accounts payable and accrued liabilities	51,131	18,789
Accrued Interest	-	3,070
Net Cash Used in Operating Activities	(5,483)	(72,146)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(26,521)	-
Net Cash Used in Investing Activities	(26,521)	-

Cash Flows from Financing Activities:
Proceeds from loans	40,692	46,820
Repayment to related party	(10,900)	-
Advancement from related party	3,635	-
Proceeds from loan payable – related party	-	9,606
Net Cash Provided by Financing Activities	33,427	56,426

Effect of exchange rate changes on cash	(583)	-

Net Change in Cash and Cash Equivalents	840	(15,720)
Cash and Cash Equivalents, beginning of period	3,705	16,103
Cash and Cash Equivalents, end of period	$4,545	$383

Cash consists of:
Cash at bank	$4,545	$-
Funds held in trust	-	383
	$4,545	$383

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Disclosure:
Issuance of common stock as commitment shares	$-	$249,748
Issuance of common stock to non-affiliates for services	$345,000	$-
Issuance of common stock to SolanAI Global Ltd. as treasury stock	$600,000	$-
Issuance of common stock for debt settlement	$188,934	$-
Issuance of common stock for acquisition of Goldfinch Group Co. Ltd. HK	$350,000	$-
Cancellation of common stock issued to non-affiliates for services	$(522,324)	$-

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Transuite.Org Inc.

Notes to the Consolidated Financial Statements

March 31, 2026

(Unaudited)

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

The following completed acquisitions and entity formations expanded the Company’s operating platform during fiscal 2025 and the three months ended March 31, 2026.

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

Pursuant to the agreement, Crestar Holdings Limited, a wholly owned subsidiary of the Company, agreed to transfer a 19% equity interest in SolanAI Global Limited to Honwo while retaining majority ownership and control. In connection with this arrangement, the Company agreed to issue an aggregate of 5,000,000 restricted shares of its common stock, consisting of 3,000,000 strategic support shares to SolanAI and 2,000,000 incentive shares to Honwo subject to specified service-related conditions.

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

As of March 31, 2026, the Company had completed a substantial portion of its strategic asset integration and capital structure repositioning, which management believes provides an initial foundation for future platform commercialization and business expansion.

NOTE 2 – GOING CONCERN

As reflected in the financial statements, the Company had an accumulated deficit of $40,815,538 at March 31, 2026 and cash used in operations of $5,483 for the three months ended March 31, 2026. Management notes, however, that a substantial portion of the Company’s reported loss and operating expenses for the three months ended March 31, 2026 consisted of non-cash items, including stock-based compensation and impairment charges, which did not have a corresponding impact on near-term operating cash flows.

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

			Functional	Acquisition
Entity		% owned	Currency	Date
Transuite. Org. Inc.	Parent		USD
Goldfinch Group Holdings Ltd. (BVI) (Note 1)	Subsidiary	100%	CNY	11/24/2024
Crestar Holdings Ltd. (Hong Kong)	Subsidiary	100%	HKD	8/14/2025
Jiansheng (Shenzhen) Technology Co., Ltd.	Subsidiary	80%	CNY	9/16/2025
Solan (Shenzhen) Technology Co., Ltd.	Subsidiary	100%	CNY	9/29/2025
Xirangsheng (Shenzhen) Health Technology Co., Ltd.	Subsidiary	100%	CNY	9/30/2025
Goldfinch Group Co., Ltd. (Hong Kong)	Subsidiary	51%	HKD	12/31/2025
Goldfinch-Chong (Fuzhouu) Technology Co., Ltd.	Subsidiary	51%	CNY	12/31/2025
SolanAI Global Ltd. (Hong Kong)	Subsidiary	51%	HKD	8/25/2025
Yuan Qi (Shenzhen) AI Co., Ltd.	Subsidiary	51%	CNY	9/3/2025

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

	Three Months Ended
	March 31,
	2026	2025
Spot USD:RMB exchange rate	0.14499	-
Average USD:RMB exchange rate	0.14443	-

	Three Months Ended
	March 31,
	2026	2025
Spot USD:HKD exchange rate	0.12756	-
Average USD:HKD exchange rate	0.12799	-

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

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2026 and December 31, 2025, the Company had bank balances of $4,545 and $3,705, respectively.

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

As of March 31, 2026 and December 31, 2025, accounts receivable was $120,781 and $19,299, respectively. The Company assessed that the recognition for current expected credit losses is not required as of March 31, 2026.

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense.

As of March 31, 2026 and December 31, 2025, there were $38,710 and $18,757 in prepaids, respectively.

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

During fiscal year 2022 to 2023, the Company capitalized website development and databases costs of $64,500, which were being amortized over a 5-year life. As of December 31, 2025, the intangible assets were fully impaired and written off. During the three months ended March 31, 2026 and 2025, we recognized $0 and $3,228 worth of amortization expense, respectively.

Net book value as of December 31, 2023	$53,601
Additions	-
Disposal	-
Amortization	(13,070)
Net book value as of December 31, 2024	40,531
Additions	-
Disposal	-
Amortization	(12,912)
Impairment	(27,619)
Net book value as of December 31, 2025	$-

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method. The depreciation methods are designed to depreciate the cost of the assets over their estimated useful lives, in years

As of March 31, 2026 and December 31, 2025, the Company has e-charging equipment of $41,724 and $17,160, respectively, amortized over five years of useful life. During the three months ended March 31, 2026 and March 31, 2025, depreciation expense was $2,196 and $0, respectively.

Balance as of December 31, 2024	$-
Addition	17,160
Disposal	-
Depreciation	-
Balance as of December 31, 2025	$17,160
Addition	26,521
Disposal	-
Depreciation	(2,196)
Foreign Exchange Adjustment	239
Balance as of March 31, 2026	$41,724

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

During the three months ended March 31, 2026, the Company’s revenue was primarily derived from our e-bike charging management solutions and on-line medical education.

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

During the three months ended March 31, 2026, and 2025 the Company’s 51% owned subsidiary Goldfinch-Chong (Fuzhou) Technology Co., Ltd. recognized e-bike charging revenue of $120,640 and $0, respectively.

During the three months ended March 31, 2026, and 2025 the Company’s wholly owned subsidiary Solan (Shenzhen) Technology Co., Ltd. recognized online medical education revenue of $1,144 and $0, respectively.

During the three months ended March 31, 2026 and 2025, the Company recognized total revenue of $121,784 and $0, respectively.

Share-Based Compensation

The Company accounts for share-based compensation under the fair value method in accordance with ASC 718, “Compensation – Stock Compensation,” which requires all such compensation to employees and non-employees to be calculated based on its fair value of the equity instrument at the grant date and recognized in the earnings over the requisite service or vesting period.

During the three months ended March 31, 2026, the Company granted restricted common stock to consultants for services at aggregate valuation of $155,000 and cancelled restricted stock previously issued to consultants at aggregate valuation of $522,324. During the three months ended March 31, 2025, the Company granted restricted common stock to consultants for services for services at aggregate valuation of $408,850.

Pursuant to a cooperation agreement signed with Honwo Technology Holding Ltd, the Company issued 1,000,000 shares of restricted common stock to Honwo as incentive shares upon the execution date of the agreement valued at $190,000, with another 500,000 shares and 500,000 shares to be issued 6 months and 12 months from the execution date of the agreement, respectively. The Company has accrued stock-based compensation for February 21 to March 31, 2026 outstanding portion of incentive shares at $19,996 recorded under stock payable.

During the three months ended March 31, 2026, the Company recorded stock-based compensation of $3,474,935 for the Q1 2026 vested portion of the unvested portion of restricted shares previously recorded under deferred compensation during the year ended December 31, 2025.

During the three months ended March 31, 2026 and March 31, 2025, the Company recorded total stock-based compensation of $3,317,607 and $408,850, respectively.

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

Recent Adopted Accounting Standards

In July 2025, the FASB issued Accounting Standards Update 2025-05, “Financial Instruments – Credit Losses” (Topic 326): “Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The adoption of ASU 2025-05 has not had a material effect on the Company’s statements and disclosures.

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

 .

 As of March 31, 2026 and December 31, 2025, the deferred share issuance cost aggregated to $254,750. These costs are deferred and will be deducted from the proceeds from future stock issuance to the investor under the Equity Purchase Agreement.

As of March 31, 2026 and December 31, 2025, no investment funds had been received from Williamsburg Venture Holdings, LLC under the Equity Purchase Agreement. The commitment shares issued represent consideration for entering into the agreement and related services, and the deferred share issuance costs will be offset against proceeds from future stock issuances, if any, under the Equity Purchase Agreement.

NOTE 5 – LOAN PAYABLE

On September 15, 2024, the Company entered into a loan agreement with a non-affiliate party at $128,401 to support operating expense of the Company. The loan has a maturity date of September 15, 2026 and interest rate at 8% per annum. On December 3, 2025, the Company entered into a loan settlement agreement through the issuance of 2,140,016 common shares. As of December 31, 2025, 2,140,016 shares remained outstanding and were recorded as stock payable. As of March 31, 2026 and December 31, 2025, the loan payable was $0.

On November 25, 2024, Goldfinch Group Holdings Ltd. entered into a loan agreement with a non-affiliate party at $20,533 (CNY145,172) to support legal set-up cost of the Company. The loan has a maturity date of November 25, 2026 and interest rate at 10% per annum. On December 3, 2025, the Company entered into a loan settlement agreement through the issuance of 342,216 common shares. As of December 31, 2025, 342,216 shares remained outstanding and were recorded as stock payable. As of March 31, 2026 and December 31, 2025, the loan payable was $0.

On March 31, 2026, the Company entered into a loan agreement with a non-affiliate party at $40,692 to support operating expense of the Company during the three months ended March 31, 2026. The loan has a maturity date of March 31, 2028 and interest rate at 8% per annum. As of March 31, 2026, the loan payable was $40,692.

Interest expense for the three months ended March 31, 2026 and 2025 were $0 and $3,069.

As of March 31, 2026 and December 31, 2025, the loan payable was $40,692 and $0, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS AND BALANCES

1)      Nature of relationships with related parties

The table below sets forth the major related parties and their relationships with the Company, with which the Company entered into transactions for the three months ended March 31, 2026 and 2025 and recorded balances as of March 31, 2026 and December 31, 2025, respectively.

Name of Related Party	Relationship to the Company
Mengqing Fan	Director of Transuite.Org. Inc.
Xiaohuan Song	Director of Goldfinch Group Holdings Ltd. and Goldfinch Group Co., Ltd. (Hong Kong)
Hailiang Li	Director of Xirangsheng (Shenzhen) Health Technology Co., Ltd. and Solan (Shenzhen) Technology Co., Ltd.
Zeng Lianghui	Director of Goldfinch-Chong (Fuzhou) Technology Co., Ltd.
Qianglong Zeng	Former Director of Transuite.Org. Inc. resigned on February 12, 2026

2) Balances with related parties

	As of	As of
	March 31, 2026	December 31, 2025
Amount due from related party

Non-trade
Amount due from Mengqing Fan	$19,801	$8,901
	$19,801	$8,901
Amount due to related parties

Non-trade
Amount due to Xiaohuan Song	$1,786	$1,785
Amount due to Zeng Lianghui	1,450	1,430
Amount due to Hailiang Li	12,102	8,467
	$15,338	$11,682

3) Transactions with related parties

	For the	For the
	three months ended	three months ended
	March 31, 2026	March 31, 2025

Advancement from Mengqing Fan for Transuite.Org. Inc. operation expenses	$-	$9,606
Repayment to Mengqing Fan for her advancement to Transuite Org.	$(10,900)	$-
Advancement from Hailiang Li for Xirangsheng Health Technology operation expenses	$360	$-
Advancement from Hailiang Li for Solan (Shenzhen) Technology Co., Ltd.operation expenses	$3,275	$-
Stock-based compensation expense incurred from issuance of common stock to Qianglong Zeng for services	$11,096	$-

NOTE 7 - EQUITY

Preferred Shares

On April 14, 2026, the Company filed Amended and Restated Articles of Incorporation establishing 100,000,000 shares of preferred stock, par value $0.001 per share in one or more series.

Common Shares

Three Months Ended March 31, 2026

On April 14, 2026, the Company filed Amended and Restated Articles of Incorporation increasing the number of authorized common shares from 75,000,000, to 1,000,000,000 $0.001 par value shares of common stock.

On January 2, 2026, the Company issued 2,140,016 common shares for the settlement of loan payable of $128,401 in pursuant to the settlement agreement entered on December 3, 2025. (Note 5)

On January 16, 2026, the Company issued 666,666 common shares for the settlement of a trade payable of $40,000 in pursuant to the settlement agreement entered on December 3, 2025. (Note 5)

On March 31 2026, the Company issued 342,216 common shares for the settlement of loan payable of $20,533 in pursuant to the settlement agreement entered on December 3, 2025. (Note 5)

From January to February 2026, 3,500,000 common shares were issued as partial consideration for the acquisition of 51% equity interest in Goldfinch Group Co. Ltd. (Hong Kong) in pursuant to share exchange agreement entered on December 31, 2025. The remaining consideration of 1,500,000 common shares will be issued within year 2026.

Pursuant to a cooperation agreement entered with Honwo Technology Holding Limited (“Honwo”) to establish a strategic collaboration framework in Web3 technology and related business development on February 21, 2026, the Company issued 1,000,000 restricted common shares to Honwo as incentive shares valued at $190,000 on February 24, 2026.

On February 23, 2026, pursuant to the agreement signed on February 21, 2026, the Company issued 3,000,000 common shares to Solan AI Global Ltd for strategic support shares valued at $600,000. The shares were recorded as treasury stock in the Balance Sheet.

From January to February 2026, the Company issued an aggregate of 1,550,000 common shares valued at $155,000 to consultants for service rendered.

Pursuant to termination agreements, from January to March 2026, the Company cancelled an aggregate of 1,670,000 common shares previously issued to consultants for service valued at $522,324.

Three Months Ended March 31, 2025

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

As of March 31, 2026 and December 31, 2025, the issued and outstanding common stock was 71,783,325 and 61,254,427 shares, respectively.

Incentive Stock Option Plan

On October 14, 2025, the Company obtained written consent by the holders of the majority of the voting power of the Company's capital stock approving the adoption of the Company’s 2025 Stock Incentive Plan (the “Plan”).  The Plan allows the Board of Directors of the Company to grant incentive stock options, nonqualified stock options and restricted stock awards to officers, directors, employees and consultants of the Company.  At the time of consent, there were 7,000,000 shares of common stock of the Company reserved for issuance under the Plan. As of March 31, 2026, 5,000,000 shares had been granted under the Plan, and 2,000,000 shares remained available for future grants.

Stock Payable

On December 31, 2025, the Company entered into a share exchange agreement for the acquisition of 51% of Goldfinch Group Co. Ltd. (Hong Kong), which holds 100% of Goldfinch-Chong (Fuzhou) Technology Co., Ltd., through the issuance of 5,000,000 restricted common shares.  During the three months ended March 31, 2026, 3,500,000 shares were issued. As of March 31, 2026, 1,500,000 shares remained outstanding and were recorded as stock payable.

Pursuant to a cooperation agreement signed with Honwo Technology Holding Ltd, the Company issued 1,000,000 shares of restricted common stock to Honwo as incentive shares upon the execution date of the agreement valued at $190,000, with another 500,000 shares and 500,000 shares to be issued 6 months and 12 months from the execution date of the agreement, respectively. The Company has accrued stock-based compensation for February 21 to March 31, 2026 outstanding portion of incentive shares at $19,996 recorded under stock payable.

As of March 31, 2026 and December 31, 2025, the stock payable was $169,997 and $688,934 for outstanding 1,605,251 and 8,148,898 common shares, respectively.

NOTE 8 – CONCENTRATION OF RISK

Major Customers

For the three months ended March 31, 2026, the Company generated total revenue of $121,784 of which three customers accounted for 55.5%, 23.6% and 20.9% of the Company’s total revenue.  For the three months ended March 31, 2025, the company generated $0 in revenue.

As of March 31, 2026 three customers represented 62.7%, 19.7% and 17.5% of the outstanding accounts receivable balance $120,781. As of December 31, 2025, one customer represented 100% of the outstanding accounts receivable balance of $19,299.

NOTE 9 - INCOME TAX

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

The loss from operation before income tax of the Company for the three months ended March 31, 2026 and March 31, 2025 were comprised of the following:

	For the	For the
	three months ended	three months ended
	March 31,	March 31,
	2026	2025
Tax jurisdiction from:	$	$
- Local	181,214	(77,045)
- Foreign, representing:
China	92,578	(501)
Hong Kong	(209,998)	-
Income (Loss) before income taxes	$63,794	$(77,546)

A reconciliation between expected income taxes and the income tax net expense included in the statements of operations for the three months ended March 31, 2026 and 2025 is as follows:

	For the	For the
	three months ended	three months ended
	March 31, 2026	March 31, 2025
	Total	Total
Net income (loss) before income tax	$(3,253,813)	$(486,397)
Statutory tax Rate	21%	21%
Tax (benefit) expense at the statutory tax rate	(687,998)	(102,163)
Tax effect of
Stock-based compensation	696,697	85,859
Changes in valuation allowance	(8,700)	16,304
Income tax expense (benefit) per book	$-	$-

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of March 31, 2026 and December 31, 2025, are as follows:

	March 31,	March 31,	March 31,	December 31,	December 31,	December 31,
	2026	2026	2026	2025	2025	2025
	USA	China/HK	Total	USA	China/HK	Total
Net operating loss carryforward	$736,101	$151,116	$887,217	$554,887	$33,696	$588,583
Statutory tax rate	21%	25%	21%	21%	25%	21%
Deferred tax asset	154,581	37,779	186,316	116,526	8,424	123,602
Less: Valuation allowance	(154,581)	(37,779)	(186,316)	(116,526)	(8,424)	(123,602)
Net deferred asset	$-	$-	$-	$-	$-	$-

The valuation allowance increased by $62,713 during the three months ended March 31, 2026. As of March 31, 2026, the Company had approximately $887,000 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2028 and 2036. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2018 through 2025 are subject to review by the tax authorities.

NOTE 10 – SEGMENT REPORTING

Operating segments are components of an entity for which separate financial information is available and evaluated by the Company’s chief operating decision maker (“CODM”) in determining how to allocate resources and assess performance.

As of March 31, 2026, the Company operates through the following reporting segments:

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

Since September 2024, the Company has undertaken strategic restructuring efforts, including reorganization of management functions and expansion into technology-driven service offerings. During the three months ended March 31, 2026, the Company’s primary operating activities consisted of strategic consulting and technology-related services, including business solution development and digital platform-related deliverables.

For the three months ended March 31, 2026 and 2025, the Company reported revenue of $121,784 and $0, respectively. The revenue was primarily derived from e-biking charging solution and on-line medical education.

The online medical education segment commenced operations following the acquisition of Solan (Shenzhen) Technology Co., Ltd. in September 2025. The intelligent infrastructure segment related to Goldfinch-Chong (Fuzhou) Technology Co., Ltd. was acquired on December 31, 2025.

Management currently focuses on cost control, integration of acquired entities, and securing debt and equity financing to support ongoing business development. The CODM evaluates segment performance primarily based on operating results, including revenue and net income (loss). Segment assets are reported in the accompanying Consolidated Balance Sheets.

Segment by Entity and Operations

Three Months Ended March 31, 2026

Entity	Transuite	Solan (Shenzhen)	Xirangsheng	Goldfinch HK	Goldfinch-Chong	SolanAI Global HK	Jiansheng & Yuan Qi	Goldfinch BVI & Crestar HK
Operation	Technology &	Online medical	Online health	Charging	E-bike	Web 3	AI Software	Corporate/
	Consulting	Education	Technology	Infrastructure	Charging	Infrastructure	Development	Holding	Total
Revenue	$-	$1,144	$-	$-	$120,640	$-	$-	$-	$121,784
Cost of sales	-	-	-	-	12,160	-	-	-	12,160
Gross Profit	$-	$1,144	$-	$-	$108,480	$-	$-	$-	$109,624

Segment Loss	$(3,136,393)	$-	$(383)	$-	$93,251	$(209,998)	$(290)	$-	$(3,253,813)

Total Assets	$302,990	$2,875	$16,315	$99	$173,515	$416	$160	$-	$496,370

Three Months Ended March 31, 2025

Entity	Transuite	Solan (Shenzhen)	Xirangsheng	Goldfinch HK	Goldfinch-Chong	SolanAI Global HK	Yuan Qi	Goldfinch BVI & Crestar HK
Operation	Technology &	Online medical	Online medical	Online medical	Online medical	Online medical	Software
	Consulting	Education	Education	Education	Education	Education	Development	Corporate	Total
Revenue	$-	$-	$-	$-	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-	-	-	-	-
Gross Profit	$-	$-	$-	$-	$-	$-	$-	$-	$-

Segment Loss	$(485,896)	$-	$-	$-	$-	$-	$-	$(501)	$(486,397)

Total Assets	$307,121	$-	$-	$-	$-	$-	$-	$15,000	$322,121

Segment by Geographical locations

Three Months Ended March 31, 2026

	USA	China	Hong Kong	Total
Revenue	$-	$121,784	$-	$121,784
Cost of sales	-	12,160	-	12,160
Gross profit	-	109,624	-	109,624

Total operating expenses	3,136,282	17,076	209,998	3,363,356

Loss from operations	(3,136,282)	92,548	(209,998)	(3,253,732)

Other income (expenses)	(111)	30	-	(81)

Net loss	$(3,136,393)	$92,578	$(209,998)	$(3,253,813)

As of March 31, 2026

	USA	China	Hong Kong	Total
Current Assets	$302,990	$151,141	$515	$454,646
Property and Equipment, net	$-	$41,724	$-	$41,724

Three Months Ended March 31, 2025

	USA	China	Hong Kong	Total
Revenue	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-

Total operating expenses	483,328	-	-	483,328

Loss from operations	(483,328)	-	-	(483,328)

Other income (expenses)	(2,568)	(501)	-	(3,069)

Net loss	$(485,896)	$(501)	$-	$(486,397)

As of March 31, 2025

	USA	China	Hong Kong	Total
Current Assets	$269,818	$15,000	$-	$284,818
Intangible Assets, net	$37,303	$-	$-	$37,303

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to March 31, 2026 to the date these financial statements were issued and has determined that it has the below material subsequent event to disclose in these financial statements.

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

Among other things, the Amended and Restated Articles amended and restated the Company’s articles of incorporation to provide that the total number of shares of capital stock that the Company is authorized to issue is 1,100,000,000 shares, consisting of (i) 1,000,000,000 shares of common stock, par value $0.001 per share, and (ii) 100,000,000 shares of preferred stock, par value $0.001 per share. The Amended and Restated Articles also include provisions relating to the authorization of preferred stock in one or more series, director and officer liability limitations, indemnification, certain opt-out elections under the Nevada Revised Statutes, bylaw authority, and forum selection for internal corporate actions.

Agreement with Williamsburg Venture Holdings, LLC

On May 21, 2026, the Company entered into a Prepayment Reimbursement and Stock Issuance Agreement with Williamsburg Venture Holdings, LLC and issued 66,667 restricted shares of common stock to Williamsburg. The shares were issued in full settlement of a $10,000 legal fee prepayment made on behalf of the Company.

Cooperation Agreement with AEEC

On March 10, 2026, the Company entered into a Cooperation Agreement with AEEC International Pty Ltd. (“AEEC”).Under the Agreement, TRSO, through Crestar Holdings Limited, intends to acquire 51% of AEEC, subject to the satisfaction of the conditions precedent. The conditions precedent mainly include completion of due diligence, receipt of AEEC’s required financial information, board approvals, and compliance with applicable regulatory and disclosure requirements. Management expects these conditions to be fulfilled during Q2 2026, subject to the progress of the required documents and procedures. As of March 31, 2026, the acquisition had not yet been completed. The 8,000,000 restricted shares will be issued only after the applicable closing conditions are satisfied. Under the Agreement, 4,000,000 shares will be issued to AEEC or its designated entities upon completion of closing, and the remaining 4,000,000 shares are management incentive shares, to be released in installments: 2,000,000 shares upon closing, 1,000,000 shares six months after closing, and 1,000,000 shares twelve months after closing. On May 28, 2026, 1,000,000 common shares were issued as management incentive shares.

Other Share Issuances

On June 1, 2026, the Company entered into a consulting agreement with Everpolar Int’l HK Holding Ltd. for non-exclusive corporate management and marketing service with a one year service term for consideration of 2,000,000 common shares issued on the execution date of the agreement.

From June 1 to June 3, 2026, the Company issued an aggregate of 6,500,000 common shares to non-affiliated consultants for services rendered.

Except as described above, the Company did not identify any additional material subsequent events requiring disclosure.

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

Results of Operations for the three months ended March 31, 2026 and March 31, 2025

Results of Operations

The following summary of our operations should be read in conjunction with our audited financial statements for the three months ended March 31, 2026 and 2025, which are included herein.

	Three Months Ended
	March 31,
	2026	2025	Changes	%

Revenue	$121,784	$-	$121,784	100%
Operating expenses	3,363,356	483,328	2,880,028	596%
Other expenses	81	3,069	(2,988)	(97)%
Net Loss	$3,253,813	$486,397	$2,877,040	592%

During the three months ended March 31, 2026 and 2025, the Company generated revenue of $121,784 and $0, respectively. During the three months ended March 31, 2026, the Company generated revenue from it 51% owned subsidiary Goldfinch-Chong Technology Co., Ltd.’s e-bike charging management solutions of $120,640 and its wholly owned subsidiary Solan (Shenzhen) Technology Co., Ltd.’s online medical education of $1,144, respectively.

Net loss increased during the three months ended March 31, 2026 mainly due to the increase in operating expense.

Operating expenses increased during the three months ended March 31, 2026 primarily due the increases in stock-based compensation, audit fees and accounting fees. During the three months ended March 31, 2026, the Company recorded total stock-based compensation of $3,317,607.

Liquidity and Capital Resources

The following table provides selected financial data about the Company as of March 31, 2026 and December 31, 2025

Working Capital

	As of	As of
	March 31,	December 31,
	2026	2025	Changes	%

Current Assets	$454,646	$320,301	$134,345	42%
Current Liabilities	$345,749	$809,897	$(464,148)	(57)%
Working Capital (Deficiency)	$108,897	$(489,596)	$(329,803)	67%

As at December 31, 2025, our Company had a working capital of $108,897 compared with a working capital deficiency of $489,596 as at December 31, 2025. The increase in working capital was primarily due to the increase in accounts receivable and prepaid expense and the decrease in stock payable.

Cash Flows

Year Ended December 31, 2025 compared to the year ended December 31, 2024

	Three Months Ended
	March 31,
	2026	2025	Changes	%

Cash flows used in operating activities	$(5,484)	$(72,146)	$66,662	(92)%
Cash flows provided by investing activities	(26,521)	-	(26,521)	100%
Cash flows provided by financing activities	33,427	56,426	(22,999)	(41)%
Net changes in cash	$840	$(15,720)	$17,142	(109)%

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the three months ended March 31, 2026, net cash used in operating activities was $5,484 compared to $72,146 used during the three months ended March 31, 2026.

Cash flows used in operating activities during the three months ended March 31, 2026, comprised of a net loss of $3,253,813, which was reduced by total stock-based compensation of $3,317,607and depreciation of $2,196, and was increased by net changes in operating assets and liabilities of $71,474.

Cash flows used in operating activities during the three months ended March 31, 2025, comprised of a net loss of $486,397 which was reduced by stock-based compensation of $408,851 and amortization of $3,228 and net changes in operating assets and liabilities of $2,172.

Cash Flow from Investing Activities

During the three months ended March 31, 2026, the Company acquired equipment of $26,521.

During the three months ended March 31, 2025, we did not have any investing activities.

Cash Flow from Financing Activities

During the three months ended March 31, 2026 and 2025, we had net cash provided by financing activities of $33,427 and $56,426, respectively.

During the three months ended March 31, 2026, we received advancement from non-affiliates of $40,692 and advancement from the director of Xirangsheng (Shenzhen) Health Technology Co., Ltd. and Solan (Shenzhen) Technology Co., Ltd. of $27,158 offset by repayment to the director of Transuite of $10,900.

During the three months ended March 31, 2025, we received advancement from on-affiliates of $46,820 and  advancement from the former director of Transuite of $2,154 for payment made to vendors on behalf of the Company.

Going Concern

As of March 31, 2026, we had an accumulated deficit of $40,815,538 and negative operating cash flow of $5,484 for the three months ended March 31, 2026. Management notes, however, that a substantial portion of the Company’s reported operating expenses for three months ended March 31, 2026 consisted of non-cash items, including stock-based compensation, which did not have a corresponding impact on near-term operating cash flows.

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

Management notes that a substantial portion of the Company’s operating expenses for the three months ended March 31, 2026 consisted of non-cash stock-based compensation associated with strategic services, corporate restructuring, and platform expansion initiatives. Management believes the Company’s 2026 financial results should be evaluated in the context of its broader strategic repositioning and non-cash capitalization activities.

Management believes that 2026 should be evaluated as a strategic repositioning and platform-buildout year, during which a significant portion of reported operating expense was non-cash in nature. Management further believes that the strategic acquisitions, platform development efforts, and financing initiatives undertaken during and after three months ended March 31, 2026 provide an initial foundation for future commercialization, revenue expansion, and improved operating scale.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2026. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 2, 2026, the Company issued 2,140,016 common shares for the settlement of loan payable of $128,401 in pursuant to the settlement agreement entered on December 3, 2025. (Note 5)

On January 16, 2026, the Company issued 666,666 common shares for the settlement of a trade payable of $40,000 in pursuant to the settlement agreement entered on December 3, 2025. (Note 5)

On March 31 2026, the Company issued 342,216 common shares for the settlement of loan payable of $20,533 in pursuant to the settlement agreement entered on December 3, 2025. (Note 5)

From January to February 2026, 3,500,000 common shares were issued as partial consideration for the acquisition of 51% equity interest in Goldfinch Group Co. Ltd. (Hong Kong) in pursuant to share exchange agreement entered on December 31, 2025. The remaining consideration of 1,500,000 common shares will be issued within year 2026.

Pursuant to a cooperation agreement entered with Honwo Technology Holding Limited (“Honwo”) to establish a strategic collaboration framework in Web3 technology and related business development on February 21, 2026, the Company issued 1,000,000 restricted common shares to Honwo as incentive shares valued at $190,000 on February 24, 2026.

On February 23, 2026, pursuant to the agreement signed on February 21, 2026, the Company issued 3,000,000 common shares to Solan AI Global Ltd for strategic support shares valued at $600,000. The shares were recorded as treasury stock in the Balance Sheet.

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

Transuite.Org Inc.

Dated June 16, 2026	By:	/s/ Mengqing Fan
Mengqing Fan
Title: CEO, Director, Chairwoman of the Board

Dated June 16, 2026	By:	/s/ Hailiang Li
Hailiang Li
Title: CFO

