Form 10-Q
period 2026-06-30
TRANSUITE.ORG INC.
filed 2026-08-13
CIK 1758699

U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

77,349,992 Shares of Common Stock as of August 6, 2026

Transuite.Org Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$106,993	$3,705
Accounts receivable	30,356	19,299
Other receivable	16,375	14,889
Prepaid expense	125,207	18,757
Due from related party	41,601	8,901
Deferred share issuance cost	254,750	254,750
Total Current Assets	$575,282	$320,301

Other Assets
Property and Equipment, net	87,524	17,160
Total Assets	$662,806	$337,461

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$107,103	$109,281
Accrued interest	447	-
Due to related parties	14,236	11,682
Convertible note (net of note discount of $127,863 and $0, respectively.)	2,137	-
Derivative Liabilities	586,191	-
Stock payable	167,497	688,934
Total Current Liabilities	877,611	809,897

Loan payable	95,038	-

Total Liabilities	972,649	809,897

STOCKHOLDERS' DEFICIT
Preferred Stock, par value $0.001, 100,000,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Common Stock: $0.001 par value, 1,000,000,000 shares authorized, 80,349,992 shares and 61,254,427 shares issued and outstanding, respectively	80,350	61,254
Additional paid-in capital	48,910,354	46,928,116
Accumulated deficit	(45,587,093)	(37,619,073)
Accumulated other comprehensive income	945	2,379
Less: Deferred compensation (including $12,575 and $34,890 of deferred compensation to related party, respectively)	(3,093,253)	(9,857,820)
Less: Treasury Stock	(600,000)	-
Total deficit attributed to Transuite.Org. Inc.	(288,697)	(485,144)
Non-controlling interest	(21,146)	12,708
Total Stockholders' Deficit	(309,843)	(472,436)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$662,806	$337,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

Transuite.Org Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenues	$126,252	$50,000	$248,036	$50,000
Cost of sales	8,832	-	20,992	-
Gross Profit	117,420	50,000	227,044	50,000

Operating Expenses
General and administrative expenses	$30,908	$820	$46,158	$923
Professional fees (including stock-based compensation of $4,305,637 and $6,651,250 for three months ended June 30, 2026 and 2025 and $7,612,148 and $7,060,100 for six months ended June 30, 2026 and 2025, respectively)	4,341,517	6,641,396	7,676,331	7,121,393
Professional fees - related party (including stock-based compensation of $11,219 and $0 for the three months ended June 30, 2026 and 2025 and $22,315 and $0 for six months ended June 30, 2026 and 2025, respectively)	11,219	-	22,315	-
Amortization and Depreciation	4,009	3,228	6,205	6,456
Total operating expenses	4,387,653	6,645,444	7,751,009	7,128,772

Net loss from operations	(4,270,233)	(6,595,444)	(7,523,965)	(7,078,772)

Other income (expense)
Loss on change in fair value of derivative liabilities	(474,191)	-	(474,191)	-
Interest expense	(2,599)	(4,050)	(2,646)	(7,119)
Loss from accounts payable settlement	-	-	-	-
Other expense	(912)	(1,276)	(1,023)	(1,276)
Other income	64	-	141	-
Total other income (expense)	(477,638)	(5,326)	(477,719)	(8,395)

Net loss before taxes	(4,747,871)	(6,600,770)	(8,001,684)	(7,087,167)
Provision for income taxes	-	-	-	-
Net loss	$(4,747,871)	$(6,600,770)	(8,001,684)	(7,087,167)
Less: Net income (loss) attributable to non-controlling interest	23,684	(152)	(33,664)	(302)
Net loss attributable to Transuite.Org. Inc.	$(4,771,555)	$(6,600,618)	$(7,968,020)	$(7,086,865)

Comprehensive loss
Net loss	$(4,747,871)	$(6,600,770)	$(8,001,684)	$(7,087,167)
Foreign currency adjustment	(1,259)	-	(1,624)	-
Total comprehensive loss	(4,749,130)	(6,600,770)	(8,003,308)	(7,087,167)
Less: Comprehensive income (loss) attributable to noncontrolling interest	23,502	-	(33,854)	-
Net comprehensive loss attributed to stockholders of Transuite.Org. Inc.	$(4,772,632)	$(6,600,770)	$(7,969,454)	$(7,087,167)

Net Loss Per Common Share – Basic and Diluted	$(0.06)	$(0.58)	$(0.11)	$(0.83)

Weighted Average Common Shares Outstanding	74,472,702	11,429,324	71,852,364	8,538,938

The accompanying notes are an integral part of the condensed consolidated financial statements.

Transuite.Org Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the six months ended June 30, 2026 and June 30, 2025

(Unaudited)

For six months ended June 30, 2026

			Additional		Other				Non-	Total
	Common stock		Paid-in	Accumulated	Comprehensive	Deferred	Treasury		controlling	Shareholders'
	Shares	Amount	Capital	Deficit	Income	Compensation	Stock	Total	Interest	Equity (Deficit)

Balance, December 31, 2025 (Audited)	61,254,427	$61,254	$46,928,116	$(37,619,073)	$2,379	$(9,857,820)	$-	$(485,144)	$12,708	$(472,436)
Issuance of common stock for debt settlement	3,148,898	3,149	185,785	-	-	-	-	188,934	-	188,934
Issuance of common stock for acquisition of Goldfinch Group Co. Ltd. HK	3,500,000	3,500	346,500	-	-	-	-	350,000	-	350,000
Issuance of common stock to non-affiliates for services	2,550,000	2,550	342,450	-	-	-	-	345,000	-	345,000
Issuance of common stock to SolanAI Global Ltd. as treasury stock	3,000,000	3,000	597,000	-	-	-	(600,000)	-	-	-
Cancellation of common stock issued to non-affiliates for services	(1,670,000)	(1,670)	(527,930)	-	-	7,276	-	(522,324)	-	(522,324)
Stock-based compensation incurred from deferred compensation	-	-	-	-	-	3,474,935	-	3,474,935	-	3,474,935
Other comprehensive loss	-	-	-	-	(357)	-	-	(357)	(8)	(365)
Net loss	-	-	-	(3,196,465)	-	-	-	(3,196,465)	(57,348)	(3,253,813)
Balance, March 31, 2026 (Unaudited)	71,783,325	$71,783	$47,871,921	$(40,815,538)	$2,022	$(6,375,609)	$(600,000)	$154,579	$(44,648)	$109,931
Issuance of common stock for debt settlement	66,667	67	9,933	-	-	-	-	10,000	-	10,000
Issuance of common stock for acquisition of Goldfinch Group Co. Ltd. HK	500,000	500	49,500	-	-	-	-	50,000	-	50,000
Issuance of common stock to non-affiliates for services	8,000,000	8,000	979,000	-	-	(300,000)	-	687,000	-	687,000
Stock-based compensation incurred from deferred compensation	-	-	-	-	-	3,582,356	-	3,582,356	-	3,582,356
Other comprehensive loss	-	-	-	-	(1,077)	-	-	(1,077)	(182)	(1,259)
Net loss	-	-	-	(4,771,555)	-	-	-	(4,771,555)	23,684	(4,747,871)
Balance, June 30, 2026 (Unaudited)	80,349,992	$80,350	$48,910,354	$(45,587,093)	$945	$(3,093,253)	$(600,000)	$(288,697)	$(21,146)	$(309,843)

For six months ended June 30, 2025

			Additional			Non-	Total
	Common stock		Paid-in	Accumulated		controlling	Shareholders'
	Shares	Amount	Capital	Deficit	Total	Interest	Equity (Deficit)
Balance, December 31, 2024 (Audited)	4,046,760	$4,047	$143,843	$(458,919)	$(311,029)	$8,927	$(302,102)

Stock-based compensation	221,000	221	408,629	-	408,850	-	408,850
Issuance of common stock as commitment shares	135,000	135	249,615	-	249,750	-	249,750
Issuance of common stock for conversion of convertible note	5,117,333	5,117	148,403	-	153,520	-	153,520
Net loss	-	-	-	(486,247)	(486,247)	(150)	(486,397)
Balance, March 31, 2025 (Unaudited)	9,520,093	$9,520	$950,490	$(945,166)	$14,844	$8,777	$23,621

Stock-based compensation	3,245,000	3,245	6,370,505	-	6,373,750	-	6,373,750
Issuance of common stock as commitment shares	150,000	150	277,350	-	277,500	-	277,500
Net loss	-	-	-	(6,600,618)	(6,600,618)	(152)	(6,600,770)
Balance, June 30, 2025 (Unaudited)	12,915,093	$12,915	$7,598,345	$(7,545,784)	$65,476	$8,625	$74,101

The accompanying notes are an integral part of these condensed consolidated financial statements

Transuite.Org Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025

Cash Flows from Operating Activities:
Net loss	$(8,001,684)	$(7,087,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization on intangible assets	-	6,456
Depreciation on property and equipment	6,205	-
Issuance of common stock to non-affiliates for services	1,032,000	7,060,100
Accrual of unvested incentive stock	67,498	-
Cancellation of common stock issued to non-affiliates for services	(522,324)	-
Stock-based compensation incurred from deferred compensation	7,057,289	-
Loss on change in fair value of derivative liabilities	474,191	-
Amortization of debt discount	2,137	-
Changes in operating assets and liabilities:
Accounts receivable	(11,057)	(50,000)
Other receivable	(1,486)	-
Prepaid expense	(106,450)	(10,680)
Deferred Share Issuance Cost	-	(5,000)
Accounts payable and accrued liabilities	7,823	(13,468)
Accrued Interest	447	7,120
Net Cash Provided by (Used in) Operating Activities	4,589	(92,639)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(76,046)	-
Net Cash Used in Investing Activities	(76,046)	-

Cash Flows from Financing Activities:
Proceeds from issuance of convertible note	112,000	-
Proceeds from loans	95,038	53,620
Repayment to related party	(32,700)	-
Advancement from related party	3,982	-
Proceeds from loan payable – related party	-	23,016
Net Cash Provided by Financing Activities	178,320	76,636

Effect of exchange rate changes on cash	(3,575)	-

Net Change in Cash and Cash Equivalents	103,288	(16,003)
Cash and Cash Equivalents, beginning of period	3,705	16,103
Cash and Cash Equivalents, end of period	$106,993	$100

Supplemental Disclosure Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Disclosure:
Debt discount from derivative liabilities	$130,000	$-
Issuance of common stock as commitment shares	$-	$249,750
Issuance of common stock to non-affiliates for services	$1,032,000	$-
Issuance of common stock to SolanAI Global Ltd. as treasury stock	$600,000	$-
Issuance of common stock for debt settlement	$188,934	$-
Issuance of common stock for acquisition of Goldfinch Group Co. Ltd. HK	$400,000	$-
Cancellation of common stock issued to non-affiliates for services	$(522,324)	$-
Conversion of convertible notes payable	$-	$153,520

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Transuite.Org Inc.

Notes to the Consolidated Financial Statements

June 30, 2026

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

Transuite.Org Inc. (“TRSO” or the “Company”) is a Nevada corporation incorporated on June 15, 2018. The Company’s common stock is publicly traded on the OTCQB market under the ticker symbol TRSO.

The Company is a technology-focused holding company dedicated to developing integrated solutions that combine Web3 infrastructure, digital asset technologies, intelligent new-energy infrastructure, and artificial intelligence-enabled enterprise systems. Through strategic acquisitions, partnerships, and platform development initiatives, the Company is positioning itself to build a scalable ecosystem designed to connect digital financial systems with real-world commercial and infrastructure applications.

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

The following completed acquisitions and entity formations expanded the Company’s operating platform during fiscal 2025 and the six months ended June 30, 2026.

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

On September 16, 2025, Jiansheng (Shenzhen) Technology Co., Ltd. was formed as an 80% subsidiary of Crestar Holdings Ltd., in which the Company indirectly has an 80% equity interest. Jiansheng (Shenzhen) Technology Co., Ltd. specializes in AI application software development. On April 20, 2026, Jiansheng shareholder registration was completed and the Company indirectly has 100% equity interest in Jiansheng.

On September 29, 2025, Solan (Shenzhen) Technology Co., Ltd. was formed as a 100% subsidiary of Crestar Holdings Ltd., in which the Company indirectly has a 100% equity interest.

On September 30, 2025, the Company completed the acquisition of 100% of Xirangsheng (Shenzhen) Health Technology Co., Ltd. through the issuance of 10,000,000 restricted common shares as initial consideration.

On December 31, 2025, the Company entered into a share exchange agreement for the acquisition of 51% of Goldfinch Group Co. Ltd. (Hong Kong), which holds 100% of Goldfinch-Chong (Fuzhou) Technology Co., Ltd., through the issuance of 5,000,000 restricted common shares. As of December 31, 2025, 5,000,000 shares remained outstanding and were recorded as stock payable. During the six months ended June 30, 2026, 4,000,000 shares were issued with 1,000,000 shares to be issued within year 2026.

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

On March 10, 2026, the Company entered into a Cooperation Agreement with AEEC International Pty Ltd. (“AEEC”). Under the Agreement, TRSO, through Crestar Holdings Limited, intends to acquire 51% of AEEC, subject to the satisfaction of the conditions precedent. The conditions precedent mainly include completion of due diligence, receipt of AEEC’s required financial information, board approvals, and compliance with applicable regulatory and disclosure requirements. Management expects these conditions to be fulfilled during Q3 2026, subject to the progress of the required documents and procedures. As of June 30, 2026, the acquisition had not yet been completed. The 8,000,000 restricted shares will be issued only after the applicable closing conditions are satisfied. Under the Agreement, 4,000,000 shares will be issued to AEEC or its designated entities upon completion of closing, and the remaining 4,000,000 shares are management incentive shares, to be released in installments: 2,000,000 shares upon closing, 1,000,000 shares six months after closing, and 1,000,000 shares twelve months after closing. On May 28, 2026, 1,000,000 common shares were issued as management incentive shares. These shares were subsequently canceled on July 8, 2026.

As of June 30, 2026, the Company had completed a substantial portion of its strategic asset integration and capital structure repositioning, which management believes provides an initial foundation for future platform commercialization and business expansion.

NOTE 2 – GOING CONCERN

As reflected in the financial statements, the Company had an accumulated deficit of $45,587,093 at June 30, 2026. Management notes, however, that a substantial portion of the Company’s reported loss and operating expenses for the six months ended June 30, 2026 consisted of non-cash items, including stock-based compensation.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and are presented in US dollars. The Company uses the accrual basis of accounting and has a December 31 fiscal year end.

Basis of Consolidation

These consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries of Goldfinch Group Holdings Ltd. (including its wholly owned subsidiary Crestar Holding Ltd.), Solan (Shenzhen) Technology Co., Ltd., Xirangsheng (Shenzhen) Health Technology Co., Ltd., Jiansheng (Shenzhen) Technology Co., Ltd. and 51% owned SolanAI Global Ltd. (including its wholly owned subsidiary Yuan Qi (Shenzhen) AI Co., Ltd. and Goldfinch Group Co., Ltd. (including its wholly subsidiary Goldfinch-Chong (Fuzhou) Technology Co., Ltd.. All material intercompany balances and transactions have been eliminated.

			Functional	Acquisition
Entity		% owned	Currency	Date
Transuite. Org. Inc.	Parent		USD
Goldfinch Group Holdings Ltd. (BVI) (Note 1)	Subsidiary	100%	CNY	11/24/2024
Crestar Holdings Ltd. (Hong Kong)	Subsidiary	100%	HKD	8/14/2025
Jiansheng (Shenzhen) Technology Co., Ltd. (Note 2)	Subsidiary	100%	CNY	9/16/2025
Solan (Shenzhen) Technology Co., Ltd.	Subsidiary	100%	CNY	9/29/2025
Xirangsheng (Shenzhen) Health Technology Co., Ltd.	Subsidiary	100%	CNY	9/30/2025
Goldfinch Group Co., Ltd. (Hong Kong)	Subsidiary	51%	HKD	12/31/2025
Goldfinch-Chong (Fuzhouu) Technology Co., Ltd.	Subsidiary	51%	CNY	12/31/2025
SolanAI Global Ltd. (Hong Kong)	Subsidiary	51%	HKD	8/25/2025
Yuan Qi (Shenzhen) AI Co., Ltd.	Subsidiary	51%	CNY	9/3/2025

Note 1: 70% interest acquired on November 24, 2024 and remaining 30% interest acquired on August 20, 2025

Note 2: Remaining 20% interest was acquired on April 20, 2026

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

	Six Months Ended
	June 30,
	2026	2025
Spot USD:RMB exchange rate	0.14736	-
Average USD:RMB exchange rate	0.14571	-

	Six Months Ended
	June 30,
	2026	2025
Spot USD:HKD exchange rate	0.12752	-
Average USD:HKD exchange rate	0.12781	-

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

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2026 and December 31, 2025, the Company had bank balances of $106,993 and $3,705, respectively.

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

As of June 30, 2026 and December 31, 2025, accounts receivable was $30,356 and $19,299, respectively. The Company assessed that the recognition for current expected credit losses is not required as of June 30, 2026.

Prepaid Expenses

Prepaid expenses are amounts paid to secure the use of assets or the receipt of services at a future date or continuously over one or more future periods. When the prepaid expenses are eventually consumed, they are charged to expense.

As of June 30, 2026 and December 31, 2025, there were $125,207 and $18,757 in prepaids, respectively.

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

During fiscal year 2022 to 2023, the Company capitalized website development and databases costs of $64,500, which were being amortized over a 5-year life. As of December 31, 2025, the intangible assets were fully impaired and written off. During the six months ended June 30, 2026 and 2025, we recognized $0 and $6,456 worth of amortization expense, respectively.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method. The depreciation methods are designed to depreciate the cost of the assets over their estimated useful lives, in years

As of June 30, 2026 and December 31, 2025, the Company has e-charging equipment of $87,524 and $17,160, respectively, amortized over five years of useful life. During the six months ended June 30, 2026 and 2025, depreciation expense was $6,205 and $0, respectively.

Balance as of December 31, 2024	$-
Addition	17,160
Disposal	-
Depreciation	-
Balance as of December 31, 2025	$17,160
Addition	76,046
Disposal	-
Depreciation	(6,205)
Foreign Exchange Adjustment	523
Balance as of June 30, 2026	$87,524

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

During the six months ended June 30, 2026, the Company’s revenue was primarily derived from our e-bike charging management solutions and on-line medical education.

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

During the six months ended June 30, 2026 and 2025, the Company’s 51% owned subsidiary Goldfinch-Chong (Fuzhou) Technology Co., Ltd. recognized e-bike charging revenue of $246,882 and $0, respectively.

During the six months ended June 30, 2026 and 2025 the Company’s wholly owned subsidiary Solan (Shenzhen) Technology Co., Ltd. recognized online medical education revenue of $1,154 and $0, respectively.

During the six months ended June 30, 2025, the Company recognized revenue of $50,000 through its AI-Driven Ecosystem Product Planning consulting service.

During the six months ended June 30, 2026 and 2025, the Company recognized total revenue of $248,036 and $50,000, respectively.

Share-Based Compensation

The Company accounts for share-based compensation under the fair value method in accordance with ASC 718, “Compensation – Stock Compensation,” which requires all such compensation to employees and non-employees to be calculated based on its fair value of the equity instrument at the grant date and recognized in the earnings over the requisite service or vesting period.

During the six months ended June 30, 2026, the Company granted restricted common stock to consultants for services at aggregate valuation of $1,032,000 and cancelled restricted stock previously issued to consultants at aggregate valuation of $522,324. During the six months ended June 30, 2025, the Company granted restricted common stock to consultants for services at aggregate valuation of $7,060,100, respectively.

Pursuant to a cooperation agreement signed with Honwo Technology Holding Ltd, the Company issued 1,000,000 shares of restricted common stock to Honwo as incentive shares upon the execution date of the agreement valued at $190,000, with another 500,000 shares and 500,000 shares to be issued 6 months and 12 months from the execution date of the agreement, respectively. The Company has accrued stock-based compensation for February 21 to June 30, 2026 outstanding portion of incentive shares at $67,498 recorded under stock payable.

During the six months ended June 30, 2026, the Company recorded stock-based compensation of $7,057,291 for the Q1-Q2 2026 vested portion of the unvested portion of restricted shares previously recorded under deferred compensation.

During the six months ended June 30, 2026 and 2025, the Company recorded total stock-based compensation of $7,634,463 and $7,060,100, respectively.

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

In December 2025, the FASB issued ASU 2025-12 “Codification Improvements”. This ASU represents changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted.

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

As of June 30, 2026 and December 31, 2025, the deferred share issuance cost aggregated to $254,750. These costs are deferred and will be deducted from the proceeds from future stock issuance to the investor under the Equity Purchase Agreement.

As of June 30, 2026 and December 31, 2025, no investment funds had been received from Williamsburg Venture Holdings, LLC under the Equity Purchase Agreement. The commitment shares issued represent consideration for entering into the agreement and related services, and the deferred share issuance costs will be offset against proceeds from future stock issuances, if any, under the Equity Purchase Agreement.

NOTE 5 – LOAN PAYABLE

On September 15, 2024, the Company entered into a loan agreement with a non-affiliate party at $128,401 to support operating expense of the Company. The loan has a maturity date of September 15, 2026 and interest rate at 8% per annum. On December 3, 2025, the Company entered into a loan settlement agreement through the issuance of 2,140,016 common shares. As of December 31, 2025, 2,140,016 shares remained outstanding and were recorded as stock payable. As of June 30, 2026 and December 31, 2025, the loan payable was $0.

On November 25, 2024, Goldfinch Group Holdings Ltd. entered into a loan agreement with a non-affiliate party at $20,533 (CNY145,172) to support legal set-up cost of the Company. The loan has a maturity date of November 25, 2026 and interest rate at 10% per annum. On December 3, 2025, the Company entered into a loan settlement agreement through the issuance of 342,216 common shares. As of December 31, 2025, 342,216 shares remained outstanding and were recorded as stock payable. As of June 30, 2026 and December 31, 2025, the loan payable was $0.

On June 15, 2026, the Company entered into a loan agreement with a non-affiliate party at $95,038 to support operating expense of the Company during the six months ended June 30, 2026. The loan has a maturity date of June 15, 2028 and interest rate at 8% per annum. As of June 30, 2026, the loan payable was $95,038.

Interest expense for the six months ended June 30, 2026 and 2025 were $317 and $7,119.

As of June 30, 2026 and December 31, 2025, the loan payable was $95,038 and $0, respectively.

NOTE 6 – CONVERTIBLE NOTES

The Company had the following unsecured convertible notes payable as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Convertible Note	$130,000	$-
Less: Unamortized debt discount	(127,863)	-
	$2,137	$-

On June 23, 2026, the Company entered into an agreement to issue a convertible promissory note to CFI Capital LLC, an unrelated third-party investor, for an amount of $130,000 with note discount of $18,000 including a $13,000 original issue discount and $5,000 note issuance cost. The convertible promissory note bears interest at 6% per annum and has a one-year maturity term. The conversion price is 60% of the lowest trading price during the 20 trading days prior to conversion. The note was discounted for a derivative and the discount of $130,000 was amortized over the life of the note using the effective interest method.

As of June 30, 2026 and December 31, 2025, the principal due on the note is $2,137, net of debt discount of $127,863.

Amortization of note discount

For the three months ended June 30, 2026, the total amortization on note discount was $2,137 recorded under Interest Expense in the Statements of Operations.

Accrued interest on convertible notes

During the six months ended June 30, 2026, the accrued interest expense was $130. As of June 30, 2026 and December 31, 2025, accrued interest payable on convertible notes was $130 and $0, respectively.

NOTE 7 - DERIVATIVE LIABILITY

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, “Derivatives and Hedging,”and determined that the convertible notes should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company accounts for convertible note as a derivative liability due to there being no explicit limit to the number of shares to be delivered upon settlement of all conversion options.

The Company determined its derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2026 and December 31, 2025. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement.

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability for convertible notes at each measurement date:

Six Months Ended
	June 30,	June 30,
	2026	2025
Expected term	1 year	-
Expected average volatility	485% - 487%	-
Expected dividend yield	-	-
Risk-free interest rate	3.98 - 3.99	-

The following table summarizes the derivative liabilities included in the balance sheets at June 30, 2026 and December 31, 2025:

Balance - December 31, 2025	$-
Addition of new derivative liabilities upon issuance of convertible notes as debt discount	317,365
Loss on change in fair value of the derivative	268,826
Balance - June 30, 2026	$586,191

The following table summarizes the loss on derivative liability included in the statements of operations for the six months ended June 30, 2026 and 2025, respectively.

	Six Months Ended
	June 30,	June 30,
	2026	2025
Day one loss due to derivative liabilities on convertible note	$205,365	$-
Loss on change in fair value of derivative liabilities on convertible note	268,826	-
Loss on change in fair value of derivative liabilities	$474,191	$-

NOTE 8 – RELATED PARTY TRANSACTIONS AND BALANCES

1) Nature of relationships with related parties

The table below sets forth the major related parties and their relationships with the Company, with which the Company entered into transactions for the six months ended June 30, 2026 and 2025 and recorded balances as of June 30, 2026 and December 31, 2025, respectively.

Name of Related Party	Relationship to the Company
Mengqing Fan	Director of Transuite.Org. Inc.
Xiaohuan Song	Director of Goldfinch Group Holdings Ltd. and Goldfinch Group Co., Ltd. (Hong Kong)
Hailiang Li	Director of Xirangsheng (Shenzhen) Health Technology Co., Ltd. and Solan (Shenzhen) Technology Co., Ltd.
Zeng Lianghui	Director of Goldfinch-Chong (Fuzhou) Technology Co., Ltd.
Qianglong Zeng	Former Director of Transuite Org. Inc. resigned on February 12, 2026

2) Balances with related parties

	As of	As of
	June 30, 2026	December 31, 2025
Amount due from related party

Non-trade
Amount due from Mengqing Fan	$41,601	$8,901
	$41,601	$8,901
Amount due to related parties

Non-trade
Amount due to Xiaohuan Song	$1,786	$1,785
Amount due to Zeng Lianghui	-	1,430
Amount due to Hailiang Li	12,450	8,467
	$14,236	$11,682

3) Transactions with related parties

	For the	For the
	six months ended	six months ended
	June 30, 2026	June 30, 2025

Advancement from Mengqing Fan for Transuite.Org. Inc. operation expenses	$-	$23,016
Repayment to Mengqing Fan for her advancement to Transuite Org.	$(32,700)	$-
Advancement from Hailiang Li for Xirangsheng Health Technology operation expenses	$653	$-
Advancement from Hailiang Li for Solan (Shenzhen) Technology Co., Ltd.operation expenses	$3,329	$-
Stock-based compensation expense incurred from issuance of common stock to Qianglong Zeng for services	$22,315	$-

NOTE 9 - EQUITY

Preferred Shares

On April 14, 2026, the Company filed Amended and Restated Articles of Incorporation establishing 100,000,000 shares of preferred stock, par value $0.001 per share in one or more series.

Common Shares

On April 14, 2026, the Company filed Amended and Restated Articles of Incorporation establishing 1,000,000,000 shares of common stock, par value $0.001 per share.

Six Months Ended June 30, 2026

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

On May 21, 2026, the Company issued 66,667 common shares for the settlement of loan payable to Williamsburg Venture Holdings LLC of $10,000 for prepaid legal fees made on behalf of the Company.

On June 1, 2026, 500,000 common shares were issued as partial consideration for the acquisition of 51% equity interest in Goldfinch Group Co. Ltd. (Hong Kong) in pursuant to share exchange agreement entered on December 31, 2025. The remaining consideration of 1,000,000 common shares will be issued within year 2026.

On May 28, 2026, pursuant to a cooperation agreement with AEEC International Pty Ltd, the Company issued an aggregate of 1,000,000 common shares valued at $120,000 to as management incentive shares.

On June 1, 2026, pursuant to a consulting agreement entered with Everpolar Int’l HK Holding Ltd. , the Company issued 2,000,000 common shares valued at $240,000 for corporate management and marketing service with a one-year term starting from June 1, 2026.

In June 2026, the Company issued an aggregate of 5,000,000 common shares valued at $627,000 to consultants for service rendered.

Six Months Ended June 30, 2025

On February 25 2025, the Company issued an aggregate of 221,000 shares of common stock to consultants for service rendered valued at $408,850.

During the six months ended June 30, 2025, upon the execution of the Equity Purchase Agreement with Williamburg Venture Holding, LLC, the Company issued an aggregate of 135,000 shares of common stock valued at $249,750 as commitment shares.

On March 06, 2025, a convertible note of $153,250 was fully converted to 5,117,333 shares of common stock.

During the six months ended June 30, 2025, the Company issued an aggregate of 3,395,000 shares of common stock to consultants for service rendered valued at $6,651,250.

As of June 30, 2026 and December 31, 2025, the issued and outstanding common stock was 80,349,992 and 61,254,427 shares, respectively.

Incentive Stock Option Plan

On October 14, 2025, the Company obtained written consent by the holders of the majority of the voting power of the Company's capital stock approving the adoption of the Company’s 2025 Stock Incentive Plan (the “Plan”). The Plan allows the Board of Directors of the Company to grant incentive stock options, nonqualified stock options and restricted stock awards to officers, directors, employees and consultants of the Company. At the time of consent, there were 7,000,000 shares of common stock of the Company reserved for issuance under the Plan. As of June 30, 2026, 5,000,000 shares had been granted under the Plan, and 2,000,000 shares remained available for future grants.

Stock Payable

On December 31, 2025, the Company entered into a share exchange agreement for the acquisition of 51% of Goldfinch Group Co. Ltd. (Hong Kong), which holds 100% of Goldfinch-Chong (Fuzhou) Technology Co., Ltd., through the issuance of 5,000,000 restricted common shares. During the six months ended June 30, 2026, 4,000,000 shares were issued. As of June 30, 2026, 1,000,000 shares remained outstanding and were recorded as stock payable.

Pursuant to a cooperation agreement signed with Honwo Technology Holding Ltd, the Company issued 1,000,000 shares of restricted common stock to Honwo as incentive shares upon the execution date of the agreement valued at $190,000, with another 500,000 shares and 500,000 shares to be issued 6 months and 12 months from the execution date of the agreement, respectively. The Company has accrued stock-based compensation for February 21 to June 30, 2026 outstanding portion of incentive shares at $67,498 recorded under stock payable.

As of June 30, 2026 and December 31, 2025, the stock payable was $167,498 and $688,934 for outstanding 1,355,251 and 8,148,898 common shares, respectively.

NOTE 10 – CONCENTRATION OF RISK

Major Customers

For the six ended June 30, 2026, the Company generated total revenue of $248,036 of which three customers accounted for 47.6%, 20% and 16.8% of the Company’s total revenue. For the six months ended June 30, 2025, the company generated $50,000 in revenue from one customer.

As of June 30, 2026, two customers represented 51% and 49% of the outstanding accounts receivable balance $30,356. As of December 31, 2025, one customer represented 100% of the outstanding accounts receivable balance of $19,299.

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

The loss from operation before income tax of the Company for the six months ended June 30, 2026 and June 30, 2025 were comprised of the following:

	For the	For the
	six months ended	six months ended
	June 30,	June 30,
	2026	2025
Tax jurisdiction from:	$	$
- Local	176,713	(26,059)
- Foreign, representing:
China	187,753	(1,008)
Hong Kong	(257,497)	-
Income (Loss) before income taxes	$106,969	$(27,067)

A reconciliation between expected income taxes and the income tax net expense included in the statements of operations for the six months ended June 30, 2026 and 2025 is as follows:

	For the	For the
	six months ended	six months ended
	June 30, 2026	June 30, 2025
	Total	Total
Net income (loss) before income tax	$(8,001,684)	$(7,087,167)
Statutory tax Rate	21%	21%
Tax (benefit) expense at the statutory tax rate	(1,680,354)	(1,488,305)
Tax effect of Stock-based compensation	1,603,237	1,482,621
Changes in valuation allowance	77,117	5,684
Income tax expense (benefit) per book	$-	$-

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of June 30, 2026 and December 31, 2025, are as follows:

	June 30,	June 30,	June 30,	June 30,	December 31,	December 31,	December 31,	December 31,
	2026	2026	2026	2026	2025	2025	2025	2025
	USA	China/HK	Foreign rate differential	Total	USA	China/HK	Foreign rate differential	Total
Net operating loss carryforward	$731,602	$103,441	-	$835,043	$554,887	$33,696	-	$588,583
Statutory tax rate	21%	25%	-	21%	21%	25%	-	21%
Deferred tax asset	153,636	25,860	(4,137)	175,359	116,526	8,424	(1,348)	123,602
Less: Valuation allowance	(153,636)	(25,860)	4,137	(175,359)	(116,526)	(8,424)	1,348	(123,602)
Net deferred asset	$-	$-	-	$-	$-	$-	-	$-

The valuation allowance increased by $51,757 during the six months ended June 30, 2026. As of June 30, 2026, the Company had approximately $835,000 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2028 and 2036. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2018 through 2026 are subject to review by the tax authorities.

NOTE 12 – SEGMENT REPORTING

Operating segments are components of an entity for which separate financial information is available and evaluated by the Company’s chief operating decision maker (“CODM”) in determining how to allocate resources and assess performance.

As of June 30, 2026, the Company operates through the following reporting segments:

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

Since September 2024, the Company has undertaken strategic restructuring efforts, including reorganization of management functions and expansion into technology-driven service offerings. During the six months ended June 30, 2026, the Company’s primary operating activities consisted of strategic consulting and technology-related services, including business solution development and digital platform-related deliverables.

For the six months ended June 30, 2026 and 2025, the Company reported revenue of $248,036 and $50,000, respectively. The revenue generated during six months ended June 30, 2026 was primarily derived from e-biking charging solution and on-line medical education. The revenue generated during six months ended June 30, 2025 was primarily derived from its AI-Driven Ecosystem Product Planning consulting service.

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

Segment by Entity and Operations

Six Months Ended June 30, 2026

		Solan (Shenzhen)	Xirangsheng		Goldfinch-	SolanAI	Jiansheng &	Goldfinch
	Transuite	Online	Online	Goldfinch HK	Chong	Global HK	Yuan Qi	BVI &
Entity	Technology &	medical	health	Charging	E-bike	Web 3	AI Software	Crestar HK
Operation	Consulting	Education	Technology	Infrastructure	Charging	Infrastructure	Development	Corporate/Holding	Total
Revenue	$-	$1,154	$-	$-	$246,882	$-	$-	$-	$248,036
Cost of sales	-	-	-	-	20,992	-	-	-	20,992
Gross Profit	$-	$1,154	$-	$-	$225,890	$-	$-	$-	$227,044

Segment Loss	$(7,931,939)	$-	$(1,043)	$	$191,077	$(257,497)	$(2,281)	$(1)	$(8,001,684)

Total Assets	$399,479	$2,922	$16,979	$99	$239,710	$416	$3,201	$-	$662,806

Six Months Ended June 30, 2025

		Solan (Shenzhen)	Xirangsheng	Goldfinch HK	Goldfinch-Chong	SolanAI Global HK
	Transuite	Online	Online	Online	Online	Online	Yuan Qi	Goldfinch BVI
Entity	Technology &	medical	medical	medical	medical	medical	Software	& Crestar HK
Operation	Consulting	Education	Education	Education	Education	Education	Development	Corporate	Total
Revenue	$50,000	$-	$-	$-	$-	$-	$-	$-	$50,000
Cost of sales	-	-	-	-	-	-	-	-	-
Gross Profit	$50,000	$-	$-	$-	$-	$-	$-	$-	$50,000

Segment Loss	$(7,086,159)	$-	$-	$-	$-	$-	$-	$(1,008)	$(7,087,167)

Total Assets	$349,605	$-	$-	$-	$-	$-	$-	$15,000	$364,605

Segment by Geographical locations

Six Months Ended June 30, 2026

	USA	China	Hong Kong	Total
Revenue	$-	$248,036	$-	$248,036
Cost of sales	-	20,992	-	20,992
Gross profit	-	227,044	-	227,044

Total operating expenses	7,454,142	39,370	257,497	7,751,009

Loss from operations	(7,454,142)	187,674	(257,497)	(7,523,965)

Other income (expenses)	(477,797)	78	-	(477,719)

Net loss	$(7,931,939)	$187,752	$(257,497)	$(8,001,684)

As of June 30, 2026

	USA	China	Hong Kong	Total
Current Assets	$399,479	$175,288	$515	$575,282
Property and Equipment, net	$-	$87,524	$-	$87,524

Six Months Ended June 30, 2025

	USA	China	Hong Kong	Total
Revenue	$50,000	$-	$-	$50,000
Cost of sales	-	-	-	-
Gross profit	50,000	-	-	50,000

Total operating expenses	7,128,772	-	-	7,128,772

Loss from operations	(7,078,772)	-	-	(7,078,772)

Other income (expenses)	(7,387)	(1,008)	-	(8,395)

Net loss	$(7,086,159)	$(1,008)	-	$(7,087,167)

As of June 30, 2025

	USA	China	Hong Kong	Total
Current Assets	$315,530	$15,000	$-	$330,530
Intangible Assets, net	$34,075	$-	$-	$34,075

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to June 30, 2026 to the date these financial statements were issued and has determined that it has the below material subsequent event to disclose in these financial statements.

Effective July 6, 2026, the Company engaged a non-affiliated corporate consultant as a non-exclusive corporate management and PR consultant for a one-year term. As compensation, the Company issued 1,000,000 restricted shares, fully vesting at the end of the term.

Effective July 6, 2026, a non-affiliated corporate consultant voluntarily agreed to surrender 3,000,000 restricted common shares, reducing the Company's outstanding shares by 3,000,000 as of the agreement date.

On July 7, 2026, the Company entered into an agreement to issue a convertible promissory note with a one-year maturity term to Quick Capital LLC, an unrelated third-party investor, for an amount of $27,777.78 with a $2,777.78 original issue discount. The convertible promissory note bears interest at 6% per annum. The conversion price is 60% of the lowest trading price during the 20 trading days prior to conversion.

On July 8, 2026, the Company’s Board of Directors approved the cancellation and correction of 1,000,000 restricted shares that had been inadvertently issued or recorded as management incentive shares on May 28, 2026 before the application closing conditions under the March 10, 2026 Cooperation Agreement with AEEC International Pty Ltd. were satisfied. The shares related to the incomplete proposed acquisition.

On July 13, 2026, the Company entered into an agreement to issue a convertible promissory note with a one-year maturity term to Jefferson Street Capital LLC, an unrelated third-party investor, for an amount of $27,500 with a $2,500 original issue discount. The convertible promissory note bears interest at 6% per annum. The conversion price is 60% of the lowest trading price during the 20 trading days prior to conversion.

On July 13, 2026, the Company entered into an agreement to issue a convertible promissory note with a one-year maturity term to Lambda Ventures LLC, an unrelated third-party investor, for an amount of $27,500 with a $2,500 original issue discount. The convertible promissory note bears interest at 6% per annum. The conversion price is 60% of the lowest trading price during the 20 trading days prior to conversion.

Except as described above, the Company did not identify any additional material subsequent events requiring disclosure through the date these financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Transuite. Org Inc. (“TRSO,” the “Company”) was incorporated in the State of Nevada on June 15, 2018. The Company’s common stock is quoted on the OTCQB market under the ticker symbol “TRSO.” Our principal website is located at https://www.transuite.org. The information contained on, or accessible through, our website is not incorporated by reference into this Quarterly Report.

Historically, the Company operated an online translation and related service platform. During 2025, the Company undertook a strategic repositioning and expanded into a broader technology-focused holding company model through a series of acquisitions, subsidiary formations, and strategic cooperation arrangements. As a result, the Company is now focused on developing integrated solutions involving intelligent new-energy infrastructure, AI-enabled applications, Web3 infrastructure, and digital asset technologies. Management believes that the convergence of digital finance, enterprise technology, and real-world infrastructure digitization may create long-term commercial opportunities across multiple markets. Management currently expects electric two-wheeler charging infrastructure, primarily through Goldfinch-Chong, to be a principal focus of the Company’s near-term business development.

During the six months ended June 30, 2026, the Company generated revenue primarily from e-bike charging management solutions. For the six months ended June 30, 2026, the Company reported consolidated revenue of $248,036.

Our Business

The Company is a technology-focused holding company dedicated to developing and integrating business lines that combine intelligent new-energy infrastructure management solutions, enterprise technology services, Web3-related infrastructure, and digital asset connectivity. As of June 30, 2026, the Company’s operations were organized around the following principal business initiatives: The Company’s primary near-term operating focus is the electric two-wheeler charging infrastructure business conducted through Goldfinch-Chong.

SolanAI – Web3 Payment and Digital Asset Infrastructure

Through SolanAI Global Ltd., a Hong Kong-based subsidiary, the Company is developing digital payment infrastructure intended to connect blockchain-based digital assets with real-world commercial payment environments. Management intends for this platform to support enterprise payment integration, cross-platform settlement capabilities, and digital asset-related transaction infrastructure. The Company may continue to evaluate strategic partnerships, technology integrations and commercialization models relating to digital payment and merchant-facing technology services, subject to market conditions, regulatory requirements and the execution of definitive agreements, as applicable. The Company currently views this initiative as complementary to its primary near-term focus on new-energy charging infrastructure.

AUXSTO – Digital Asset Exchange and Financial Infrastructure

The Company has entered into strategic cooperation arrangements with Australian Fintech Group Pty Ltd. and has also entered into an arrangement to acquire a 51% equity interest in AEEC International Pty Ltd., which operates under the brand name AUXSTO. Based on the Company’s current strategic plans, this initiative is intended to expand the Company’s capabilities in digital asset infrastructure, digital payment systems, trading platform technology, and cross-border financial technology services. As of June 30, 2026, the acquisition had not been completed, and the Company currently views this initiative as a complementary longer-term opportunity.

Goldfinch – Electric Two-Wheeler Charging and Intelligent Infrastructure

Through Goldfinch Group Co. Ltd. (Hong Kong) and Goldfinch-Chong (Fuzhou) Technology Co., Ltd., the Company operates intelligent infrastructure systems focused on the management and optimization of distributed energy and charging infrastructure assets. This business line is intended to support data-driven asset management, infrastructure digitization, and technology-enabled operation of real-world infrastructure systems. On June 30, 2026, Goldfinch-Chong entered into a strategic cooperation agreement with Sichuan Wochuang Kedian IoT Technology Co., Ltd. to expand AI-enabled charging infrastructure for electric two-wheelers. Under the cooperation arrangement, Sichuan Wochuang intends to deploy an initial RMB 200 million (approximately $30 million) capital investment for electric two-wheeler charging pile projects. As reported by the Company, Goldfinch-Chong has deployed more than 100,000 charging piles, serves more than 1.7 million users, and owns two invention patents and 26 software copyrights.

Technology and Consulting Services

During the six months ended June 30, 2026, the Company’s primary revenue-generating activities consisted principally of intelligent infrastructure and e-bike charging management solutions. The Company’s segment reporting reflects technology and consulting services conducted through Transuite. Org Inc., online medical education services conducted through Solan (Shenzhen) Technology Co., Ltd., and intelligent infrastructure and e-bike charging management solutions conducted through Goldfinch-Chong (Fuzhou) Technology Co., Ltd.

Strategy

The Company’s strategy is centered on building a diversified operating platform with a primary near-term emphasis on intelligent new-energy and electric two-wheeler charging infrastructure, supported by enterprise technology and selected Web3 and digital asset initiatives. The principal elements of this strategy include:

1.	Strategic Repositioning. The Company has transitioned from a legacy translation and consulting business into a broader technology-focused holding company platform.
2.

Platform Development. The Company intends to prioritize AI-enabled electric two-wheeler charging infrastructure and intelligent infrastructure management, while selectively developing digital payment and digital asset-related systems.

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

Corporate Development

The following acquisitions and entity formations significantly expanded the Company’s operating structure during 2024, 2025 and the six months ended June 30, 2026:

On November 24, 2024, the Company and other founders formed Goldfinch Group Holdings Ltd., in which the Company initially held a 70% controlling interest.

On August 20, 2025, the Company entered into a share exchange agreement to acquire the remaining 30% equity interest in Goldfinch Group Holdings Ltd., after which Goldfinch Group Holdings Ltd. became a wholly owned subsidiary of the Company.

On August 25, 2025, the Company completed the acquisition of 51% of SolanAI Global Ltd. through the issuance of 10,000,000 restricted common shares as initial consideration.

On September 16, 2025, Jiansheng (Shenzhen) Technology Co., Ltd. was formed as an 80% subsidiary of Crestar Holdings Ltd. On April 20, 2026, the Company acquired the remaining 20% interest, resulting in 100% indirect ownership of Jiansheng.

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

On November 28, 2025, Yuan Qi (Shenzhen) AI Co., Ltd. was formed as a 100% subsidiary of Crestar Holdings Ltd.

On December 31, 2025, the Company entered into a share exchange agreement for the acquisition of 51% of Goldfinch Group Co. Ltd. (Hong Kong), which holds 100% of Goldfinch-Chong (Fuzhou) Technology Co., Ltd. During the six months ended June 30, 2026, 4,000,000 shares were issued as consideration, with 1,000,000 shares remaining to be issued in 2026.

As of June 30, 2026, management believes that the Company has continued its strategic asset integration and capital structure repositioning and has established an initial foundation for future commercialization and business expansion, with electric two-wheeler charging infrastructure expected to be a principal area of future development.

Competition

The Company operates in competitive markets that include electric two-wheeler charging and intelligent infrastructure management, technology consulting, AI-enabled services, digital payment infrastructure, Web3-related systems, and digital asset-related platform development. These markets are characterized by rapid technological change, evolving customer demand, and the presence of both established companies and emerging market participants.

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

Intellectual Property

The Company seeks to protect its proprietary interests through applicable intellectual property laws, contractual protections, internal controls, and confidentiality arrangements, as appropriate. Goldfinch-Chong also owns two invention patents and 26 software copyrights related to its charging and technology operations.

Regulation

The Company’s operations may be subject to various laws and regulations in the jurisdictions in which it conducts business, including those relating to corporate governance, securities reporting, cross-border operations, technology services, new-energy charging infrastructure and equipment safety, payments, digital assets, data handling, and other commercial activities. As the Company continues to develop its business lines, it may become subject to additional laws, regulations, licensing requirements, and compliance obligations in the United States and other jurisdictions.

Results of Operations

Three Months Ended June 30, 2026 and June 30, 2025

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three months ended June 30, 2026 and 2025, which are included herein.

	Three Months Ended
	June 30,
	2026	2025	Changes	%

Gross Profit	$117,420	$50,000	$67,420	135%
Operating Expenses	4,387,653	6,645,444	(2,257,791)	(34%)
Other expenses	477,638	5,326	472,312	8,868%
Net Loss	$4,747,871	$6,600,770	$(1,852,899)	(28%)

During the three months ended June 30, 2026 and 2025, the Company generated revenue of $126,252 and $50,000, incurred cost of sales of $8,832 and $0, resulting in gross profit of $117,420 and $50,000, respectively.

During the three months ended June 30, 2026, the Company’s 51% owned subsidiary Goldfinch-Chong (Fuzhou) Technology Co., Ltd. recognized e-bike charging revenue of $126,242 and wholly owned subsidiary Solan (Shenzhen) Technology Co., Ltd. recognized online medical education revenue of $10.

During the three months ended June 30, 2025, the Company recognized revenue of $50,000 through its AI-Driven Ecosystem Product Planning consulting service.

Net loss decreased during the three months ended June 30, 2026 mainly due to the decrease in operating expense.

Operating expenses decreased during the three months ended June 30, 2026 primarily due to the decreases in stock-based compensation.

Six Months Ended June 30, 2026 and June 30, 2025

The following summary of our operations should be read in conjunction with our unaudited financial statements for the six months ended June 30, 2026 and 2025, which are included herein.

	Six Months Ended
	June 30,
	2026	2025	Changes	%

Revenue	$248,036	$50,000	198,036	396%
Operating expenses	7,751,009	7,128,772	622,237	9%
Other expenses	477,719	8,395	469,324	5,591%
Net Loss	$8,001,684	$7,087,167	$914,517	13%

During the six months ended June 30, 2026 and 2025, the Company generated revenue of $248,036 and $50,000 and incurred cost of sales of $20,992 and $0, resulting in gross profit of $227,044 and $50,000, respectively. During the six months ended June 30, 2026, the Company’s 51% owned subsidiary Goldfinch-Chong (Fuzhou) Technology Co., Ltd. recognized e-bike charging revenue of $246,882 and the Company’s wholly owned subsidiary Solan (Shenzhen) Technology Co., Ltd. recognized online medical education revenue of $1,154. During the six months ended June 30, 2025, the Company recognized revenue of $50,000 through its AI-Driven Ecosystem Product Planning consulting service.

 Net loss increased during the six months ended June 30, 2026 mainly due to the increase in operating expense and other expenses.

Operating expenses increased during the six months ended June 30, 2026 primarily due the increases in stock-based compensation, audit fees and accounting fees.

Other expenses increased during the six months ended June 30, 2026 primarily due the loss on change in fair value of derivative liabilities of $474,191 incurred resulted from the issuance of convertible note of $130,000 during the period.

Liquidity and Capital Resources

The following table provides selected financial data about the Company as of June 30, 2026 and December 31, 2025

Working Capital

	As of	As of
	June 30,	December 31,
	2026	2025	Changes	%

Current Assets	$575,282	$320,301	$254,981	80%
Current Liabilities	$877,611	$809,897	$67,714	8%
Working Capital (Deficiency)	$(302,329)	$(489,596)	$187,267	(38%)

As at June 30, 2026, our Company had a working capital deficiency of $302,329 compared with a working capital deficiency of $489,596 as at December 31, 2025. The decrease in working capital deficiency was mainly due to the increase in prepaid expenses, cash and decrease in stock payable.

Cash Flows

	Six Months Ended
	June 30,
	2026	2025	Changes	%

Cash flows provided by (used in) operating activities	$4,589	$(92,639)	$97,228	(105%)
Cash flows used in investing activities	(76,046)	-	(76,046)	100%
Cash flows provided by financing activities	178,320	76,636	101,684	133%
Effect of exchange rate changes on cash	(3,575)	-	-	(100%)
Net changes in cash	$103,288	$(16,003)	$119,291	745%

Cash Flow from Operating Activities

During the six months ended June 30, 2026, net cash provided by operating activities was $4,589 compared to net cash used in operating activities of $92,639 during the six months ended June 30, 2025.

Cash flows used in operating activities during the six months ended June 30, 2026, comprised of a net loss of $8,001,684, which was reduced by total stock-based compensation of $7,634,463, depreciation of $6,205, loss on change in fair value of derivative liabilities of $474,191 and amortization of debt discount of $2,137and net changes in operating assets and liabilities of $110,723, and was increased by loss on change in fair value of derivative liabilities of $474,191.

Cash flows used in operating activities during the six months ended June 30, 2025, comprised of a net loss of $7,087,167, which was increased by net changes in operating assets and liabilities of $72,028, and was reduced by stock-based compensation of $7,060,100 and amortization on intangible assets of $6,456.

Cash Flow from Investing Activities

During the six months ended June 30, 2026, the Company acquired equipment of $76,046.

During the six months ended June 30, 2025, we did not have any investing activities.

Cash Flow from Financing Activities

During the six months ended June 30, 2026 and 2025, we had net cash provided by financing activities of $178,320 and $76,636, respectively.

During the six months ended June 30, 2026, we received proceeds from issuance of convertible note of $112,000, advancement from a non-affiliate of $95,038 and advancement from the director of Xirangsheng (Shenzhen) Health Technology Co., Ltd. and Solan (Shenzhen) Technology Co., Ltd. of $3,982 offset by repayment to the director of Transuite of $32,700.

During the six months ended June 30, 2025, we received advancement from non-affiliates of $53,620 and advancement from the former director of Transuite of $23,016 for payment made to vendors on behalf of the Company.

 Going Concern

As of June 30, 2026, we had an accumulated deficit of $45,587,093, Management notes, however, that a substantial portion of the Company’s reported loss and operating expenses for the six months ended June 30, 2026 consisted of non-cash items, including stock-based compensation.

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

Management notes that a substantial portion of the Company’s operating expenses for the six months ended June 30, 2026 consisted of non-cash stock-based compensation associated with strategic services, corporate restructuring, and platform expansion initiatives. Management believes the Company’s 2026 financial results should be evaluated in the context of its broader strategic repositioning and non-cash capitalization activities.

Management believes that 2026 should be evaluated as a strategic repositioning and platform-buildout year, during which a significant portion of reported operating expense was non-cash in nature. Management further believes that the strategic acquisitions, platform development efforts, and financing initiatives undertaken during and after six months ended June 30, 2026 provide an initial foundation for future commercialization, revenue expansion, and improved operating scale.

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. Our Company’s management believes that these recent pronouncements will not have a material effect on our financial statements. Refer to Note 3 in the accompanying consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2026. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of  June 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 21, 2026, the Company issued 66,667 common shares for the settlement of loan payable to Williamsburg Venture Holdings LLC of $10,000 for prepaid legal fees made on behalf of the Company.

On June 1, 2026, 500,000 common shares were issued as partial consideration for the acquisition of 51% equity interest in Goldfinch Group Co. Ltd. (Hong Kong) in pursuant to share exchange agreement entered on December 31, 2025. The remaining consideration of 1,000,000 common shares will be issued within year 2026.

On May 28, 2026, pursuant to a cooperation agreement with AEEC International Pty Ltd, the Company issued an aggregate of 1,000,000 common shares valued at $120,000 to as management incentive shares.

On June 1, 2026, pursuant to a consulting agreement entered with Everpolar Int’l HK Holding Ltd., the Company issued 2,000,000 common shares valued at $240,000 for corporate management and marketing service with a one-year term starting from June 1, 2026.

In June 2026, the Company issued an aggregate of 5,000,000 common shares valued at $627,000 to consultants for service rendered.

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

Transuite.Org Inc.

Dated August 13, 2026	By:	/s/ Mengqing Fan
Mengqing Fan
Title: CEO, Director, Chairwoman of the Board

Dated August 13, 2026	By:	/s/ Hailiang Li
Hailiang Li
Title: CFO

